Form 10-Q
period 1995-03-31
HEALTHSOURCE INC
filed 1995-05-10
CIK 855587

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1995


/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  For the transition period from             to
                                                          ------------
     ------------------

Commission File No.    1-11538
                    ------------

                               HEALTHSOURCE, INC.
         --------------------------------------------------------------
             (Exact name or registrant as specified in its charter)

         New Hampshire                                        02-0387748
- ---------------------------------------                 ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

2 College Park Drive, Hooksett, NH                              03106
- ---------------------------------------                 ----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (603) 268-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

         At May 8, 1995, 31,342,847 shares of $.10 par value common stock of the Registrant were outstanding.

                               HEALTHSOURCE, INC.

                                      INDEX

                                                                           Page Number
                                                                           -----------
Part I. Financial Information.

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
          March 31, 1995 and December 31, 1994                                  3

         Condensed Consolidated Statements of Operations
          for the Three Month Periods ended
          March 31, 1995 and 1994                                               4

         Condensed Consolidated Statements of Cash Flows
          for the Three Month Periods ended
          March 31, 1995 and 1994                                               5

         Notes to Condensed Consolidated Financial Statements                 6 - 7

         Independent Accountants' Report                                        8

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            9 - 12



Part II.  Other Information.

         Item 1.  Legal Proceedings
                     Not Applicable

         Item 2.  Changes in Securities
                     Not Applicable

         Item 3.  Defaults Upon Senior Securities
                     Not Applicable

         Item 4.  Submission of Matters to a Vote of
                     Security Holders
                     Not Applicable

         Item 5.  Other Information
                     Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K                             13


Signatures                                                                     14

HEALTHSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1995 AND DECEMBER 31, 1994
- --------------------------------------------------------------------------------

                                                         March 31,    December 31,
                                                           1995          1994
                                                        -----------   ------------
                                                        (unaudited)
ASSETS

Current assets:

   Cash and cash equivalents  . . . . . . . . . . . .   $  96,483     $  67,193
   Marketable securities  . . . . . . . . . . . . . .      83,482        94,321
   Premiums and administrative
     fees receivable  . . . . . . . . . . . . . . . .      20,584        16,525
   Other current assets . . . . . . . . . . . . . . .      21,477        18,324
                                                        ---------     ---------

         Total current assets . . . . . . . . . . . .     222,026       196,363

Long-term assets:

   Long-term marketable securities  . . . . . . . . .      94,599        97,083
   Property and leasehold improvements, net . . . . .      45,334        39,686
   Restricted investments . . . . . . . . . . . . . .       6,592         6,618
   Intangible assets, net . . . . . . . . . . . . . .      77,504        76,760
   Other assets . . . . . . . . . . . . . . . . . . .       9,427         7,765
                                                        ---------     ---------

         TOTAL                                          $ 455,482     $ 424,275
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Medical claims payable . . . . . . . . . . . . . .   $  84,559     $  72,676
   Accounts payable and accrued expenses  . . . . . .      14,928        17,536
   Deferred revenue . . . . . . . . . . . . . . . . .       8,073         3,388
   Other current liabilities  . . . . . . . . . . . .       5,433         2,352
                                                        ---------     ---------

       Total current liabilities  . . . . . . . . . .     112,993        95,952

Long-term liabilities:

   Other liabilities  . . . . . . . . . . . . . . . .       2,389         2,098
                                                        ---------     ---------

         Total liabilities  . . . . . . . . . . . . .     115,382        98,050
                                                        ---------     ---------

Minority interest   . . . . . . . . . . . . . . . . .       3,674         3,741
                                                        ---------     ---------
Shareholders' equity:

   Common stock . . . . . . . . . . . . . . . . . . .       3,134         3,128
   Additional paid-in capital . . . . . . . . . . . .     214,921       213,463
   Retained earnings  . . . . . . . . . . . . . . . .     119,214       107,443
   Unrealized loss on marketable securities . . . . .        (843)       (1,550)
                                                        ---------     ---------

      Shareholders' equity . . . . . . . . . . . . .      336,426       322,484
                                                        ---------     ---------

      TOTAL                                             $ 455,482     $ 424,275
                                                        =========     =========

            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
- --------------------------------------------------------------------------------

                                                      Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        1995         1994
                                                     ---------    ---------
                                                    (unaudited)  (unaudited)
                                                         (in thousands,
                                                      except per share data)
Revenue:

   Medical premiums . . . . . . . . . . . . . . .    $ 192,023    $  98,111
   Administrative and managed care fees . . . . .       16,202       10,389
   Management fees  . . . . . . . . . . . . . . .          222          756
                                                     ---------    ---------
       Total operating revenue  . . . . . . . . .      208,447      109,256
                                                     ---------    ---------

Expenses:

   Cost of medical premiums . . . . . . . . . . .      149,082       75,531
   Premium tax  . . . . . . . . . . . . . . . . .        1,191          851
   Selling, general and administrative  . . . . .       40,785       23,049
   Depreciation and amortization  . . . . . . . .        3,332        2,055
                                                     ---------    ---------

       Total operating expenses . . . . . . . . .      194,390      101,486
                                                     ---------    ---------

       Operating income . . . . . . . . . . . . .       14,057        7,770

Interest and other income, net  . . . . . . . . .        3,593        2,603
                                                     ---------    ---------

Income before equity in income of
  unconsolidated affiliates, provision for
  income taxes and minority interest  . . . . . .       17,650       10,373
Equity in income of unconsolidated affiliates . .         --            965
                                                     ---------    ---------

Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .       17,650       11,338
Provision for income taxes  . . . . . . . . . . .       (5,946)      (3,061)
Minority interest in net loss
  of consolidated entities  . . . . . . . . . . .           67          137
                                                     ---------    ---------

       Net income . . . . . . . . . . . . . . . .    $  11,771    $   8,414
                                                     =========    =========

Net income per share:

       Primary                                       $    0.37    $    0.28
       Fully diluted                                      0.37         0.28

Weighted average number of common and common equivalent shares outstanding:

       Primary                                          32,031       30,278
       Fully diluted                                    32,198       30,278



            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
- --------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            ----------------------
                                                                               1995       1994
                                                                            ---------    ---------
                                                                           (unaudited)  (unaudited)
                                                                                (in thousands)

Cash flows from operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 11,771    $  8,414
    Adjustments to reconcile net income
      to net cash provided by operating activities:

        Depreciation and amortization . . . . . . . . . . . . . . . . . .      3,332       2,055
        Equity items, including minority interest . . . . . . . . . . . .        (67)     (1,102)
        Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .        104        (413)
    Changes in assets and liabilities, net of effects of acquisition:

        Premiums and administrative fees  . . . . . . . . . . . . . . . .     (4,059)     (3,213)
        Other current assets  . . . . . . . . . . . . . . . . . . . . . .     (2,731)         65
        Medical claims payable  . . . . . . . . . . . . . . . . . . . . .     11,883       7,320
        Accounts payable and other current liabilities  . . . . . . . . .      1,541       6,076
        Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . .      4,685       2,967
                                                                            --------    --------
          Net cash provided by operating activities . . . . . . . . . . .     26,459      22,169
                                                                            --------    --------
Cash flows from investing activities:
    Investment in affiliates/intangible
      assets, net of cash acquired  . . . . . . . . . . . . . . . . . . .     (1,785)     16,442
    (Increase) decrease in marketable securities  . . . . . . . . . . . .     14,030      (3,153)
    Additions to property and leasehold improvements. . . . . . . . . . .     (7,939)     (7,134)
    Increase in other assets
      and restricted investments  . . . . . . . . . . . . . . . . . . . .     (2,225)     (1,644)
                                                                            --------    --------
          Net cash provided by investing activities . . . . . . . . . . .      2,081       4,511
                                                                            --------    --------
Cash flows from financing activities:
    Issuance of common stock  . . . . . . . . . . . . . . . . . . . . . .        760         863
    Repayment of other liabilities  . . . . . . . . . . . . . . . . . . .        (10)       (265)
                                                                            --------    --------
          Net cash provided by financing activities . . . . . . . . . . .        750         598
                                                                            --------    --------

Increase in cash and cash equivalents   . . . . . . . . . . . . . . . . .     29,290      27,278
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .     67,193      64,229
                                                                            --------    --------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .   $ 96,483    $ 91,507
                                                                            ========    ========
Supplemental disclosure of cash flow information:
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,560    $    436

Supplemental disclosure of non-cash transactions:
    On March 31, 1994, the Company acquired the 69.9% of Coordinated Medical Services of North Carolina, Inc. which it did not previously own in exchange for 1,242,000 shares of the Company's common stock, which were valued at $39 million.

            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

    The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results of operations to be expected for the full year.

2.  SUMMARY OF SIGNIFICANT INCOME STATEMENT POLICIES

    Revenue - Medical premium revenue is recognized in the month in which members are entitled to receive health care services. Medical premiums collected in advance are recorded as deferred revenue. Administrative and managed care fees are recognized in the period that claims processing and other managed care services are provided to self-funded clients. Revenue from management service agreements is recognized in the period the Company performs the services.

    Cost of Medical Premiums - Cost of medical premiums includes the costs of all medical services delivered to enrolled members of the Company's majority-owned entities and for whom the entities have recorded medical premium revenue during the reporting period. These costs include payments for specific medical services and for capitation. The cost of specific medical services include those paid to physicians, hospitals, and other health care providers on a fee-for-service basis. These costs include claims paid, claims in process and pending, and estimates of unreported claims and charges at the balance sheet date for which the Company will be responsible. Adjustments to prior period estimates are reflected in the current period and are not significant. The costs of capitation (fixed monthly payments per member) include payments to certain physicians, hospitals, laboratories, pharmaceutical and mental health care providers.

    Selling, General and Administrative (SG&A) Expense - SG&A expense includes the costs recognized by the Company and its majority-owned entities: (1) to market and administer the delivery of medical services for which the Company is at risk; (2) to market and administer the delivery of medical services for self-insured clients; and (3) to develop and administer its management services agreements. The Company does not separately present direct costs associated with its administrative and management fee revenues as these costs are not specifically identifiable.

3.  ACQUISITIONS

    1994 Acquisitions - In January 1994, the Company acquired the remaining 60.2% interest in Healthsource Maine, Inc. (HSME). Under the terms of the agreement, the Company made a cash payment of $11.5 million in exchange for all of the shares of HSME which it did not already own.

    On March 31, 1994, the Company acquired the remaining 69.9% of Healthsource Health Plans, Inc. (HSHP), the parent company of Healthsource North Carolina, Inc. (HSNC). Under the terms of the agreement, HSHP shareholders received approximately 1.24 million shares of the Company's common stock. In addition, certain existing options held by HSHP management were converted to options to purchase approximately 153,000 shares of Healthsource stock with an exercise price of approximately $4.60 per share.

    In November 1994, the Company completed a cash tender offer and subsequent merger to purchase the remaining 60% interest in CNY which resulted in a total purchase price of approximately $11 million. The transaction was accounted for as a purchase.

    The following unaudited pro forma consolidated statement of operations assumes the HSHP and CNY acquisitions occurred on January 1, of each year (in thousands, except per share data):

                                              Three Months Ended
                                                   March 31,
                                         ---------------------------
                                           1995                1994
                                         --------           --------
           Revenue                       $208,447           $149,171
           Operating income                14,057             11,859
           Net income                      11,771              9,927
           Net income per share:

                 Primary                     0.37               0.31
                 Fully diluted               0.37               0.31

4.  INCOME TAXES

    The Company provides for income taxes based upon an estimate of its annual effective tax rate. The estimated effective tax rates for the three months ended March 31, 1995 and 1994 were 33.7% and 27.0%, respectively.

5.  COMMITMENTS AND CONTINGENCIES

    In October 1994, the Company announced that a definitive merger agreement was approved pursuant to which the Company would acquire Health New England, Inc. (HNE), an HMO serving western Massachusetts. Under the merger agreement, all outstanding HNE shares will be exchanged for approximately $59,260,000 in the Company's stock in a pooling of interests transaction. The transaction is subject to reaching new long-term hospital provider agreements between HNE and its major hospital providers. No preliminary understanding on such agreements has been reached and under the terms of the merger agreement, both the Company and HNE currently are entitled to terminate the agreement. Nevertheless, the parties continue to work toward a closing. In addition, the transaction is conditioned on the receipt of required regulatory approvals, approval of the shareholders of HNE and certain other conditions.

    In December 1994, the Company agreed to acquire the group health, HMO and third party administration business of Provident Life and Accident Insurance Company of America, Inc. (Provident) for a purchase price of $310 million of which $210 million would be paid in cash and $100 million by delivery of a newly issued 6.25% Series A Cumulative Convertible Preferred Stock. The Company intends to borrow a large portion of the money required to close the Provident transaction under a five-year revolving credit facility arranged with a bank syndicate (initially set at $175 million in availability increasing to $300 million in availability after the Provident closing).

    In April 1995, the Company entered into a definitive agreement to purchase the assets of Central Massachusetts Health Care, Inc. (CMHC) for a cash purchase price of approximately $62.5 million subject to certain major closing adjustments including but not limited to approval by the Massachusetts Attorney General's office and other regulatory approvals.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Shareholders of
Healthsource, Inc.
Hooksett, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of Healthsource, Inc. and subsidiaries as of March 31, 1995 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Healthsource, Inc. and subsidiaries as of December 31, 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Boston, Massachusetts
May 5, 1995

                               HEALTHSOURCE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

.
GENERAL

The Company has experienced substantial growth in both revenues and profitability since its formation in New Hampshire in 1985. Revenue growth has been accomplished through increasing membership and medical premiums per member and administrative and managed care fees from self-insured employers and acquisitions. The Company has made acquisitions of HMO companies resulting in wholly-owned subsidiaries in South Carolina, Tennessee, Maine, Indiana, North Carolina, and Syracuse, New York. The Company has formed strategic alliances with hospitals to operate HMOs in Arkansas, Georgia, Texas, and Ohio and has received HMO licenses in Connecticut and Kentucky. It also formed a strategic alliance with Chubb Life Insurance Co. to operate an HMO (ChubbHealth) in metropolitan New York City.

A number of Federal and State proposals have been made to reform the health care system. The Clinton Administration's comprehensive reform proposal was not enacted in 1994, but the demand for reform at the state level remains. Healthsource anticipates that Federal and State legislatures will continue to assess alternative health care systems and payment methodologies. Healthsource is unable to predict which, if any, of these health care reform proposals ultimately will be adopted. While Healthsource does not believe it would be materially adversely impacted by most of the proposed reforms, certain proposals could have such an impact and the imposition of a single-payor system in any state could potentially eliminate Healthsource's business in that state.

The Company has experienced a decline in average premium yield during the first quarter of 1995 of 1% as compared to the same period in 1994. The Company expects this premium pricing environment to continue during 1995 and possibly beyond. As a result of this premium pricing environment, the Company's medical loss ratio and ultimately its profitability will depend on its ability to control health care costs. Also, since the Company commits to provide its services to members at agreed upon prices for one year, unexpected cost increases during this period cannot be passed on to client-employers or to members. The Company believes its continued profitability in the first quarter of 1995 can be attributed primarily to increases in membership, increased revenue from administrative and managed care services, its successful cost control efforts, and the effect of the acquisitions of the remaining interests in Coordinated Medical Services of North Carolina, Inc. (now called "Healthsource Health Plans, Inc.") parent company of Healthsource North Carolina, Inc. (HSNC) in March 1994, and Patients' Choice, Inc. (PCI) in November 1994.

The following table shows certain income statement data expressed as a percentage of total revenue for the three month periods ended March 31, 1995 and 1994:

                                                                       Three Months Ended
                                                                           March 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     ---------   ---------
                                                                    (unaudited) (unaudited)
Revenue:
    Medical premiums                                                 92.1%             89.8%
    Administrative and managed
      care fees                                                       7.8               9.5
    Management fees                                                    .1                .7
                                                                    -----             -----
Total revenue                                                       100.0             100.0
                                                                    -----             -----
Expenses:
    Cost of medical premiums                                         71.5              69.1
    Premium tax                                                        .6                .8
    Selling, general and administrative                              19.6              21.1
    Depreciation and amortization                                     1.6               1.9
                                                                    -----             -----
Total expenses                                                       93.3              92.9
                                                                    -----             -----
Operating income                                                      6.7               7.1
Interest and other, net                                               1.7               2.4
                                                                    -----             -----
Income before equity in income of
  unconsolidated affiliates, provision
  for income taxes and minority interest                              8.4               9.5
Equity in income of
 unconsolidated affiliates                                             -                 .9
Provision for income taxes                                           (2.8)             (2.8)
Minority interest                                                      -                 .1
                                                                    -----             -----
Net income                                                            5.6%              7.7%
                                                                    =====             =====

The following table shows fully-insured membership for the Company's affiliates as of March 31, 1995 and 1994:

                                                                 1995                 1994
                                                                -------              -------
    Healthsource New Hampshire                                   97,700               76,900
    Healthsource Indiana                                         49,100               42,000
    Healthsource Tennessee                                       34,300               16,400
    Healthsource South Carolina                                  77,700               61,500
    Healthsource Maine                                           56,600               42,300
    Healthsource Arkansas                                        17,600                5,000
    Healthsource North Carolina                                 117,300               77,500
    Patients' Choice                                             23,700               22,800
    Healthsource Savannah                                         5,400                   -
    ChubbHealth                                                  28,400                   -
                                                                -------              -------

                                                                507,800              344,400
                                                                =======              =======

Three Months Ended March 31, 1995 Compared to Three Months Ended
March 31, 1994

Revenue increased 91% to $208 million from $109 million. The majority of the increase was due to a 96% increase in medical premium revenue which was attributable to: (1) $57 million in medical premium revenue due to the acquisition of the remaining interests in the parent companies of HSNC and PCI,
(2) the net combined effect of a 38% increase in average membership and a 1% decrease in average medical premium yield to $134 per member per month (pmpm) from $136 pmpm at its wholly-owned subsidiaries Healthsource New Hampshire
(HSNH), Healthsource Indiana (HSIN), Healthsource Tennessee (HSTN), Healthsource Maine (HSME), Healthsource South Carolina (HSSC), and Healthsource Arkansas
(HSAR) ("existing plans"); and (3) $2 million in medical premiums from the commencement of operations of Healthsource Savannah (HSSV). The remaining revenue increase was due to a 56% increase in administrative and managed care fees to $16.2 million from $10.4 million resulting primarily from continued growth of the Company's self-funded Point-of- Service (POS) business in New Hampshire and Maine, workers' compensation health care administration fees in New Hampshire, and the acquisition of the remaining interest in Healthsource North Carolina Administrators (HSNCA). The Company expects the premium pricing environment to continue to be resistant to increases during the balance of 1995 and possibly beyond.

Cost of medical premiums (health care costs) increased 97% to $149 million from $76 million. This increase was due to the acquisition of the remaining interests in HSNC and PCI, the commencement of operations of HSSV, and the combined effect of the 38% increase in average membership with a 2% increase in average cost of medical premiums to $105 pmpm from $103 pmpm at existing plans. This 2% increase was primarily attributable to higher levels of outpatient diagnostic testing and physician services offset by lower inpatient costs.

The Company's medical loss ratio increased to 77.6% from 77.0% because of the combined effect of the slight decrease in the average premium yield and the increase in the average cost of medical premiums at existing plans, partially offset by the acquisition of the remaining interests in HSNC and PCI which had slightly lower medical loss ratios in 1995 than the Company's 1994 medical loss ratio. The Company's medical loss ratio may increase if the Company is unable to keep the cost of medical premiums in line with level or declining premium yield.

SG&A expenses increased 77.0% to $41 million from $23 million. The increase in these expenses was primarily due to the acquisition of the remaining interest in HSNC and PCI; higher levels of membership at existing plans; the increases in the Company's administrative services businesses, such as its self-funded POS and managed workers' compensation businesses; the commencement of operations at HSSV; development expenses at start-up HMOs; and other new business development. As a percent of revenue, SG&A expenses decreased to 19.6% from 21.1% in 1994.

Depreciation and amortization expense increased 62.1% to $3.3 million from $2.1 million primarily due to the amortization expense associated with the Company's acquisitions of the remaining interests in HSNC and PCI.

Interest and other income increased 38.0% to $3.6 million from $2.6 million. This increase resulted primarily from the increase in cash and marketable securities acquired relating to the acquisition of the remaining interest in HSNC and continued increases in cash available from operations.

The Company had no equity in the income of unconsolidated affiliates for the period ended March 31, 1995 as compared to $1.0 million in the period ended March 31, 1994. This decrease occurred because of the Company's acquisition of the remaining interests in HSNC and PCI which were previously accounted for using the equity method.

Liquidity and Capital Resources

At March 31, 1995, cash, cash equivalents and marketable securities totaled approximately $275 million, of which $191 million were held by regulated operating companies and was largely restricted to use in those companies. The balance was held by the Company and resulted primarily from the proceeds of a public stock offering completed in August 1993, dividends from subsidiaries and from the Company's operations. During the first quarter of 1995, the Company generated $26 million from operations and invested approximately $7.9 million in property and equipment.

In April 1995, the Company entered into a definitive agreement to purchase the assets of Central Massachusetts Health Care, Inc. (CMHC) for a cash purchase price of approximately $62.5 million subject to certain closing adjustments. The Company expects to fund this purchase price from cash and marketable securities on hand and from the proceeds of the revolving credit facility described below.

In December 1994, the Company agreed to acquire the group health, HMO and third party administration business of Provident Life and Accident Insurance Company of America, Inc. (Provident) for a purchase price of $310 million of which $210 million is to be paid in cash and $100 million by delivery of a newly issued 6.25% Series A Cumulative Convertible Preferred Stock. The Company intends to borrow a large portion of the money required to close the Provident transaction under a five-year revolving credit facility arranged with a bank syndicate (initially set at $175 million in availability increasing to $300 million in availability after the Provident closing). The Company believes the facility will also provide sufficient funds for current and long-term operations and other cash acquisitions likely to be consummated in the short term.

Effects of Inflation

Historically, medical premiums and the cost of medical premiums generally have risen at a rate higher than that for consumer goods as a whole. Nationally, the rate of inflation of the cost of medical premiums moderated during 1994. There is no assurance that this trend will continue in 1995 and beyond. There is also no assurance that market conditions will allow the Company to increase medical premium rates to keep pace with increases in its cost of medical premiums given the competitive pressures on premium pricing.

The Company attempts to mitigate increases in costs of medical premiums through some or all of the following activities: (1) improving its contracting methodologies with providers to achieve lower costs and to promote risk-sharing;
(2) reviewing and, as necessary, modifying benefit designs so as to discourage inappropriate levels of consumer-driven utilization; (3) using various utilization review techniques and technologies to mitigate inappropriate use of health care resources by providers; and (4) communicating with the Company's primary care physicians about the impact of clinically inappropriate utilization of health care resources.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4, & 5. Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

           10.1. Credit Agreement dated as of March 28, 1995 between Healthsource, Inc. and First Union National Bank of North Carolina, NationsBank of Tennessee, N.A. and Shawmut Bank, N.A., as co-agents, and the Chase Manhattan Bank, N.A. as administrative agent, as amended by the First Amendment dated as of April 10, 1995.

           10.2. Asset Purchase Agreement dated as of April 10, 1995 between Central Massachusetts Health Care, Inc. and Healthsource Massachusetts, Inc.

           11. Statement re: Computation of Net Income Per Share

           15. Letter by Deloitte and Touche, LLP re: use of unaudited interim financial information in Form S-8 Registration Statements No. 33-43242, No. 33-49856, No. 33-76910, and No. 33-80456 dated October
           7, 1991, July 22, 1992, March 24, 1994, and June 15, 1994.

           27. Financial Data Schedule

(b)        Reports on Form 8-K

           Form 8-K dated April 11, 1995 reporting the signing of a definitive agreement to acquire the assets of Central Massachusetts Health Care, Inc. for a cash purchase price of $62.5 million, subject to adjustment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HEALTHSOURCE, INC.

Dated:  May 9, 1995                         By /s/ Norman C. Payson
                                               -----------------------------
                                               Norman C. Payson, M.D.
                                               President and
                                               Chief Executive Officer



                                            By /s/ Thomas M. Congoran
                                               -----------------------------
                                               Thomas M. Congoran
                                               Chief Financial Officer/Principal
                                               Accounting Officer