Form 10-Q
period 1995-06-30
HEALTHSOURCE INC
filed 1995-08-11
CIK 855587

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to
     ________________


Commission File No.    1-11538
                   ----------------


                              HEALTHSOURCE, INC.
        --------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          New Hampshire                                    02-0387748
- ----------------------------------------         -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)

 Two College Park Drive, Hooksett, NH                         03106
- ----------------------------------------         -------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (603) 268-7000
                                                    ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    ------      ------

        At August 4, 1995, 31,495,646 shares of $.10 par value common stock of the Registrant were outstanding.

                              HEALTHSOURCE, INC.

                                     INDEX

                                                                Page Number
                                                                -----------
Part I. Financial Information
- -----------------------------

  Item 1.  Financial Statements
           --------------------
  Condensed Consolidated Balance Sheets as of
   June 30, 1995 and December 31, 1994                                 3

  Condensed Consolidated Statements of Operations
   for the Three Months and Six Months ended
   June 30, 1995 and 1994                                            4 - 5

  Condensed Consolidated Statements of Cash Flows
   for the Six Months ended June 30, 1995 and 1994                     6

  Notes to Condensed Consolidated Financial Statements               7 - 9

  Independent Accountants' Report                                     10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            11 - 16
           ---------------------------------------------


Part II.  Other Information
- ---------------------------

  Item 1.  Legal Proceedings
           -----------------
            Not Applicable

  Item 2.  Changes in Securities
           ---------------------
            Not Applicable

  Item 3.  Defaults Upon Senior Securities
           -------------------------------
            Not Applicable

  Item 4.  Submission of Matters to a Vote of
            Security Holders
           ----------------------------------
            Not Applicable

  Item 5.  Other Information                                          17
           -----------------

  Item 6.  Exhibits and Reports on Form 8-K                           18
           --------------------------------

Signatures                                                            19


HEALTHSOURCE, INC. AND SUBSIDIARIES
- -----------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1995 AND DECEMBER 31, 1994
- ------------------------------------------------------------------------------------
                                                              June 30,  December 31,
                                                                1995       1994
                                                            ----------- ------------
                                                            (unaudited)
                                                                (in thousands)
ASSETS
- ------
Current assets:

        Cash and cash equivalents  . . . . . . . .           $141,341     $ 67,193
        Marketable securities  . . . . . . . . . .             47,625       94,321
        Premiums and administrative fees
          receivable . . . . . . . . . . . . . . .            106,358       16,525
        Restricted investments . . . . . . . . . .            157,514            -
        Other current assets . . . . . . . . . . .             25,951       18,324
                                                             --------     --------

            Total current assets . . . . . . . . .            478,789      196,363

Long-term assets:

        Long-term marketable securities  . . . . .             89,034       97,083
        Property and leasehold improvements - net.             78,113       39,686
        Restricted investments . . . . . . . . . .              7,939        6,618
        Intangible assets - net. . . . . . . . . .            248,848       76,760
        Other assets . . . . . . . . . . . . . . .             10,734        7,765
                                                             --------     --------

            TOTAL                                            $913,457     $424,275
                                                             ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:

        Medical claims payable . . . . . . . . . .           $163,786     $ 72,676
        Accounts payable and accrued expenses  . .            114,656       17,536
        Deferred revenue . . . . . . . . . . . . .             43,482        3,388
        Other current liabilities  . . . . . . . .              1,697        2,352
                                                             --------     --------
            Total current liabilities  . . . . . .            323,621       95,952

Long-term liabilities:

        Revolving note payable . . . . . . . . . .            130,000            -
        Other liabilities  . . . . . . . . . . . .              3,399        2,098
                                                             --------     --------
            Total liabilities. . . . . . . . . . .            457,020       98,050
                                                             --------     --------

Minority interest  . . . . . . . . . . . . . . . .              3,533        3,741
                                                             --------     --------

Shareholders' equity:

        Cumulative preferred stock . . . . . . . .            100,000            -
        Common stock . . . . . . . . . . . . . . .              3,149        3,128
        Additional paid-in capital . . . . . . . .            218,074      213,463
        Retained earnings  . . . . . . . . . . . .            131,794      107,443
        Unrealized loss on marketable securities .               (113)      (1,550)
                                                             --------     --------
      Total shareholders' equity . . . . . . . . .            452,904      322,484
                                                             --------     --------
      TOTAL                                                  $913,457     $424,275
                                                             ========     ========


                        See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
- -----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
- -----------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                  1995           1994
                                                               -----------   ------------
                                                                     (unaudited)
                                                                    (in thousands,
                                                                except per share data)
Revenue:

          HMO medical premiums . . . . . . . . . . . . .        $195,081       $133,469
          Other insured medical premiums . . . . . . . .          48,662          4,588
          Administrative and managed care fees . . . . .          43,001         13,733
                                                                --------       --------

              Total operating revenue  . . . . . . . . .         286,744        151,790
                                                                --------       --------

Expenses:

          Cost of HMO medical premiums . . . . . . . . .         151,070        104,250
          Cost of other insured medical premiums . . . .          39,432          3,941
          Premium tax  . . . . . . . . . . . . . . . . .             987            773
          Selling, general and administrative:
            HMO and fully insured  . . . . . . . . . . .          36,509         18,641
            Admin. and managed care fees . . . . . . . .          36,988         10,536
                                                                --------       --------
              Total selling, general and administrative.          73,497         29,177

          Depreciation and amortization  . . . . . . . .           5,816          2,747
                                                                --------       --------

              Total operating expenses . . . . . . . . .         270,802        140,888
                                                                --------       --------

              Operating income . . . . . . . . . . . . .          15,942         10,902

Interest and other income. . . . . . . . . . . . . . . .           6,000          2,556
Interest expense . . . . . . . . . . . . . . . . . . . .          (1,433)             -
                                                                --------       --------

              Interest and other income, net . . . . . .           4,567          2,556

Income before equity in income of
  unconsolidated affiliates, provision for
  income taxes and minority interest . . . . . . . . . .          20,509         13,458
Equity in income of unconsolidated affiliates. . . . . .              --            321
                                                                --------       --------

Income before provision for income taxes and
  minority interest. . . . . . . . . . . . . . . . . . .          20,509         13,779
Provision for income taxes . . . . . . . . . . . . . . .          (7,028)        (4,401)
Minority interest in net losses
  of consolidated entities . . . . . . . . . . . . . . .             141            115
                                                                --------       --------

              Net income . . . . . . . . . . . . . . . .        $ 13,622       $  9,493
                                                                ========       ========

Net income per share:

              Primary                                           $   0.39       $   0.30
              Fully diluted                                         0.39           0.30

Weighted average number of common and common equivalent shares outstanding:

              Primary                                             31,901         31,747
              Fully diluted                                       31,901         31,747

             See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
- -----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
- -----------------------------------------------------------------------------------------
                                                                   Six Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                  1995           1994
                                                               -----------   ------------
                                                                     (unaudited)
                                                                    (in thousands,
                                                                except per share data)
Revenue:

          HMO medical premiums . . . . . . . . . . . . .        $383,393       $226,956
          Other insured medical premiums . . . . . . . .          52,373          9,212
          Administrative and managed care fees . . . . .          59,425         24,878
                                                                --------       --------

              Total operating revenue  . . . . . . . . .         495,191        261,046
                                                                --------       --------

Expenses:

          Cost of HMO medical premiums . . . . . . . . .         297,392        176,075
          Cost of other insured medical premiums . . . .          42,192          7,647
          Premium tax  . . . . . . . . . . . . . . . . .           2,178          1,624
          Selling, general and administrative:
            HMO and fully insured  . . . . . . . . . . .          64,162         33,766
            Admin. and managed care fees . . . . . . . .          50,120         18,460
                                                                --------       --------
              Total selling, general and administrative.         114,282         52,226

          Depreciation and amortization  . . . . . . . .           9,148          4,802
                                                                --------       --------

              Total operating expenses . . . . . . . . .         465,192        242,374
                                                                --------       --------

              Operating income . . . . . . . . . . . . .          29,999         18,672

Interest and other income. . . . . . . . . . . . . . . .           9,593          5,159
Interest expense . . . . . . . . . . . . . . . . . . . .          (1,433)             -
                                                                --------       --------

              Interest and other income, net . . . . . .           8,160          5,159

Income before equity in income of
  unconsolidated affiliates, provision for
  income taxes and minority interest . . . . . . . . . .          38,159         23,831
Equity in income of unconsolidated affiliates. . . . . .               -          1,286
                                                                --------       --------

Income before provision for income taxes and
  minority interest. . . . . . . . . . . . . . . . . . .          38,159         25,117
Provision for income taxes     . . . . . . . . . . . . .         (12,975)        (7,462)
Minority interest in net losses
  of consolidated entities . . . . . . . . . . . . . . .             208            252
                                                                --------       --------

              Net income . . . . . . . . . . . . . . . .        $ 25,392       $ 17,907
                                                                ========       ========

Net income per share:

              Primary                                           $   0.76       $   0.58
              Fully diluted                                         0.76           0.58

Weighted average number of common and common equivalent shares outstanding:

              Primary                                             31,966         31,013
              Fully diluted                                       32,050         31,013

             See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
- -----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
- -----------------------------------------------------------------------------------------
                                                                   Six Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                  1995           1994
                                                               -----------   ------------
                                                                     (unaudited)
                                                                    (in thousands)
Cash flows from operating activities:
          Net income  . . . . . . . . . . . . . . . . . . . .   $  25,392      $ 17,907
          Adjustments to reconcile net income
            to net cash provided by operating activities:
              Depreciation and amortization . . . . . . . . .       9,148         4,802
              Equity items, including minority interest . . .        (208)       (1,538)
              Deferred income taxes . . . . . . . . . . . . .         763        (1,167)
          Changes in assets and liabilities,
            net of effects of acquisitions:
              Premiums and administrative fees receivable . .      (8,976)       (1,530)
              Other current assets  . . . . . . . . . . . . .      (7,005)       (1,185)
              Medical claims payable  . . . . . . . . . . . .       6,075         9,645
              Accounts payable and accrued expenses . . . . .      (5,776)        2,792
              Deferred revenue  . . . . . . . . . . . . . . .       8,449         1,126
                                                                ---------      --------
                Net cash provided by operating activities . .      27,862        30,852
                                                                ---------      --------

Cash flows from investing activities:
          Investment in affiliates/intangible assets, net
            of cash acquired . . . . . . . . . . . . . . . .     (147,061)       16,222
          (Increase) decrease in marketable securities . . .       84,205       (14,552)
          Additions to property and leasehold improvements .      (20,943)      (13,701)
          Increase in other assets
            and restricted investments . . . . . . . . . . .       (1,321)       (1,923)
                                                                ---------      --------
                Net cash used for investing activities . . .      (85,120)      (13,954)
                                                                ---------      --------

Cash flows from financing activities:
          Net borrowings under revolving note payable  . . .      130,000             -
          Investment by (purchase from)
            minority shareholder . . . . . . . . . . . . . .            -            79
          Issuance of common stock . . . . . . . . . . . . .        2,359           981
          Preferred stock dividends  . . . . . . . . . . . .       (1,042)            -
          Increase (decrease) in other liabilities . . . . .           89          (304)
                                                                ---------      --------
                Net cash provided by
                  financing activities . . . . . . . . . . .      131,406           756
                                                                ---------      --------

Increase in cash and cash equivalents. . . . . . . . . . . .       74,148        17,654
Cash and cash equivalents, beginning of period . . . . . . .       67,193        64,229
                                                                ---------      --------
Cash and cash equivalents, end of period . . . . . . . . . .    $ 141,341      $ 81,883
                                                                =========      ========
Supplemental disclosure of cash flow information:
          Income taxes paid  . . . . . . . . . . . . . . . .       13,372         6,169

Supplemental disclosure of non-cash transactions:
   Effective May 1, 1995, the Company acquired the group health, HMO and third party administration business of Provident Life and Accident Insurance Company of America, Inc. In connection with the agreement, the Company issued $100 million in 6.25% cumulative preferred stock.

   On March 31, 1994, the Company acquired the 69.9% of Coordinated Medical Services of North Carolina, Inc., which it did not previously own, in exchange for 1,242,000 shares of the Company's common stock, which were valued at $39.2 million.

            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
- -----------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------

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

        The results of operations for the three month and six month periods ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the full year.


2.      SUMMARY OF SIGNIFICANT INCOME STATEMENT POLICIES

        Revenue - HMO medical premium revenue and other insured medical premiums are recognized in the month in which members are entitled to receive health care services. Medical premiums collected in advance are recorded as deferred revenue. Administrative and managed care fees are recognized in the period that claims processing and other managed care services are provided to self-funded clients. Revenue from management service agreements is recognized in the period the Company performs the services.

        Cost of HMO Medical Premiums - Cost of HMO medical premiums includes the costs of all medical services delivered to enrolled members of the Company's majority-owned HMOs and for whom the entities have recorded HMO medical premium revenue during the reporting period. These costs include payments for specific medical services and for capitation.
        The costs of specific medical services include those paid to physicians, hospitals, and other health care providers on a fee-for-service basis. These costs include claims paid, claims in process and pending, and estimates of unreported claims and charges at the balance sheet date for which the Company will be responsible. Adjustments to prior period estimates are reflected in the current period and are not significant. The costs of capitation (fixed monthly payments per member) include payments to certain physicians, hospitals, laboratories, pharmaceutical and mental health care providers.

        Cost of Other Insured Medical Premiums - Cost of other insured medical premiums includes the costs of all medical services delivered to enrolled members of the Company's non-HMO medical plans for whom the entities have recorded medical premium revenue during the reporting period. These costs include claims paid, claims in process and claims pending, and estimates of unreported claims and charges at the balance sheet date for which the Company will be responsible. Adjustments to prior period estimates are reflected in the current period and are not significant.

        Selling, General and Administrative (SG&A) Expense - HMO and fully-insured SG&A expense includes the costs recognized by the Company and its majority-owned entities: (1) to market and administer the delivery of medical services for which the Company is at risk; and (2) to develop and administer its management services agreements. Administrative and managed care fees SG&A includes the costs recognized by the Company and its majority-owned entities to market and administer the delivery of medical services for self-insured clients. Corporate SG&A is included within HMO and fully-insured SG&A expense.

        Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation. Other insured medical premiums, cost of other insured medical premiums and a significant portion of administrative and managed care fees SG&A relate primarily to the Provident acquisition.

3.      ACQUISITIONS

        1995 Acquisitions - Effective May 1, 1995, the Company acquired the group health, HMO and third party administration business of Provident Life and Accident Insurance Company of America, Inc. ("Provident") for $231 million in cash and securities. The cash payment was $131 million and Healthsource issued to Provident non-convertible Preferred Stock with a face value of $100 million paying a 6.25% annual dividend redeemable at par for two years in cash or for a 10 year subordinated note with interest at a market rate, after which the dividend rate will be reset to market.

        1994 Acquisitions - On January 13, 1994, the Company acquired the remaining 60.2% interest in Healthsource Maine, Inc. (HSME). Under the terms of the agreement, the Company made a cash payment of $11.5 million in exchange for all of the shares of HSME which it did not already own.

        On March 31, 1994, the Company acquired the remaining 69.9% of Healthsource Health Plans, Inc. (HSHP), the parent company of Healthsource North Carolina, Inc. (HSNC). Under the terms of the agreement, HSHP shareholders received approximately 1.24 million shares of the Company's common stock. In addition, certain existing options held by HSHP management were converted to options to purchase approximately 153,000 shares of Healthsource common stock with an exercise price of approximately $4.60 per share.

        In November 1994, the Company completed a cash tender offer and subsequent merger to purchase the remaining 60% interest in CNY Patient's Network, Inc. (CNY), the parent company of Patients' Choice, Inc. (PCI) which resulted in a total purchase price of approximately $11.5 million.

        The following unaudited pro forma consolidated statement of operations information  assumes the Provident, HSME, HSHP, and CNY acquisitions occurred on January 1, of each year (in thousands, except per share data):
                                               Six Months Ended
                                                   June 30,
                                            ----------------------
                                              1995        1994
                                            ----------  ----------
              Revenue                        $638,652    $497,839
              Operating income                 32,384      25,590
              Net income                       27,718      23,047

                  Primary                       $0.77       $0.63
                  Fully diluted                  0.77        0.63

4.      REVOLVING NOTE PAYABLE

        The Company has a $300 million unsecured revolving credit agreement with a bank syndicate which is committed through March 15, 2000. Interest under this revolving credit facility may range between LIBOR plus .2% and LIBOR plus .45% depending upon the Company's ratio of indebtness to
        total capital.  In connection   with the agreement, the Company is
        required to maintain certain minimum financial ratios. At June 30, 1995, the Company had $130 million outstanding under this facility. The interest rate at June 30, 1995 was approximately 6.5%.

5.      INCOME TAXES

        The Company provides for income taxes based upon an estimate of its annual effective tax rate. The estimated effective tax rates for the six months ended June 30, 1995 and 1994 were 34.0% and 29.7%, respectively.

6.      COMMITMENTS AND CONTINGENCIES

        In April 1995, the Company entered into a definitive agreement to purchase the assets of Central Massachusetts Health Care, Inc. (CMHC) for a cash purchase price of approximately $62.5 million subject to certain major closing conditions including but not limited to reaching agreement on a new provider contract with a major hospital, approval by the Massachusetts Attorney General's office and other regulatory approvals.

        On July 26, 1995, the Company announced that it had signed a letter of intent to purchase the assets of PACC HMO and PACC Health Plans for $80 million, subject to certain adjustments. The letter of intent is non-binding and subject to a definitive agreement and regulatory and other approvals.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Shareholders of
Healthsource, Inc.
Hooksett, New Hampshire


We have reviewed the accompanying condensed consolidated balance sheet of Healthsource, Inc. and subsidiaries as of June 30, 1995, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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







Boston, Massachusetts
August 4, 1995

                              HEALTHSOURCE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

The Company has experienced substantial growth in both revenues and profitability since its formation in New Hampshire in 1985. Revenue growth has been accomplished through increasing membership and medical premiums per member and administrative and managed care fees from self-insured employers and acquisitions. The Company has made acquisitions of HMO companies resulting in wholly-owned subsidiaries in South Carolina, Tennessee, Maine, Indiana, North Carolina, and Syracuse, New York. The Company has formed strategic alliances with hospitals to operate HMO's in Arkansas, Georgia, Texas and Ohio and has received HMO licenses in Connecticut and Kentucky. It also formed a strategic alliance with Chubb Life Insurance Co. to operate an HMO (ChubbHealth) in metropolitan New York City. Effective May 1, 1995, the Company acquired the group health, third-party administration and HMO business (the Provident acquisition) from Provident Life and Accident Insurance Company of America, Inc. for $231 million in cash and preferred stock. To conduct the acquired businesses, the Company organized and capitalized Healthsource Provident Insurance Co. to assume the insured business and Healthsource Provident Administrators, Inc. to administer the self-insured business.

Many Federal and State proposals have been made to reform the health care system. The Company anticipates that Federal and State legislatures will continue to assess alternative health care systems and payment methodologies. The Company is unable to predict which, if any, of these health care reform proposals may be adopted. While the Company does not believe it would be materially adversely impacted by most of the proposed reforms, certain proposals could have such an impact and the imposition of a single-payor system in any state could potentially eliminate the Company's business in that state.

The Company has experienced a decline in average premium yield during the second quarter of 1995 of 2% as compared to the same period in 1994. The Company expects this premium pricing environment to continue during 1995 and possibly beyond. As a result of this premium pricing environment, the Company's medical loss ratio and ultimately its profitability will depend on its ability to control health care costs. Also, since the Company commits to provide its services to members at agreed upon prices for one year, unexpected cost increases during this period cannot be passed on to client-employers or to members. The Company believes its continued profitability in the second quarter of 1995 can be attributed primarily to increases in membership, increased revenue from administrative and managed care services, its successful cost control efforts, and the effects of the Provident acquisition and the acquisition of the remaining interest in Patient's Choice, Inc. (PCI) in November 1994.

The following table shows certain income statement data expressed as a percentage of total revenue for the three months and six months ended June 30, 1995 and 1994:

                                             Three Months Ended  Six Months Ended
                                                   June 30,           June 30,
                                               ----------------  -----------------
                                                 (unaudited)        (unaudited)
                                                1995    1994       1995     1994
                                               ------ -------    -------- --------
Revenue:
  HMO medical premiums                          68.0%   87.9%      77.4%    86.9%
  Other insured medical premiums                17.0     3.0       10.6      3.6
  Administrative and managed
    care fees                                   15.0     9.1       12.0      9.5
                                               -----   -----      -----    -----
Total revenue                                  100.0   100.0      100.0    100.0
                                               -----   -----      -----    -----
Expenses:
  Cost of HMO medical premiums                  52.7    68.7       60.1     67.5
  Cost of other insured
    medical premiums                            13.8     2.6        8.5      2.9
  Premium tax                                    0.3     0.5        0.4      0.6
  Selling, general and administrative:
    HMO and fully-insured                       12.7    12.3       12.9     12.9
    Admin. and managed care fees                12.9     6.9       10.2      7.1
                                               -----   -----      -----    -----
      Total selling, general and admin.         25.6    19.2       23.1     20.0
  Depreciation and amortization                  2.0     1.8        1.8      1.8
                                               -----   -----      -----    -----
Total expenses                                  94.4    92.8       93.9     92.8
                                               -----   -----      -----    -----
Operating income                                 5.6     7.2        6.1      7.2
Interest and other income                        2.1     1.7        1.9      2.0
Interest expense                                (0.5)      -       (0.3)       -
                                               -----   -----      -----    -----
Interest and other income, net                   1.6     1.7        1.6      2.0
Income before equity in income of
 unconsolidated affiliates, provision
  for income taxes and minority interest         7.2     8.9        7.7      9.2
Equity in income of
  unconsolidated affiliates                        -     0.2          -      0.5
Provision for income taxes                      (2.5)   (2.9)      (2.6)    (2.9)
Minority interest                                  -     0.1          -      0.1
                                               -----   -----      -----    -----
Net income                                       4.7%    6.3%       5.1%     6.9%
                                               =====   =====      =====    =====

The following table shows membership for the Company's affiliated health plans  as of June 30, 1995 and 1994:
                                             6/30/95          6/30/94
                                             -------          -------
HMOs(1)
  Northern Region:
    New Hampshire                            101,600           77,900
    Maine                                     58,300           42,600
    New York (Syracuse)                       23,400           22,400
    Indiana                                   65,000           38,200
    New York City                             28,400                -
                                             -------          -------
       Sub-total                             276,700          181,100
                                             -------          -------
  Southern Region:
    South Carolina                            90,700           64,400
    North Carolina                           122,400           88,200
    Arkansas                                  21,000            7,100
    Tennessee                                 42,900           16,400
    Georgia (Savannah)                         6,000                -
                                             -------          -------

       Sub-total                             283,000          176,100
                                             -------          -------
       Total HMO                             559,700          357,200
                                             =======          =======
MANAGED INDEMNITY (INSURED)(2)                63,600           10,000
                                             =======          =======


SELF AND PARTIALLY INSURED MEDICAL PRODUCTS
- -------------------------------------------
  Point of Service                            176,000      116,400
  Workers' Compensation                       117,400       75,700
  Other Managed
    Care/Administration(3)                  2,286,700      319,900
                                            ---------      -------

     Total Self-Insured                     2,580,100      512,000
     ------------------                     ---------      -------
TOTAL ADMINISTERED MEDICAL                  3,203,400      879,200
- --------------------------                  =========      =======

DENTAL PRODUCTS(4)
- ------------------
  Fully Insured                               374,100            -
  Self Insured                              2,067,600            -
                                            ---------      -------

TOTAL ADMINISTERED DENTAL                   2,441,700            -
- -------------------------                   =========      =======

(1) Includes membership for HMOs owned, co-owned, and/or managed by Healthsource, including HMO membership of 9,000 at June 30, 1995 resulting from the Provident acquisition. Managed indemnity lives previously reported in the Company's HMO membership are now reported separately as managed indemnity lives. At June 30, 1995 and 1994, these lives were 7,600 and 10,000, respectively.

(2) Includes managed indemnity business from the Provident acquisition of approximately 56,000 at June 30, 1995.

(3) Includes self-insured business from the Provident acquisition of approximately 2,000,000 lives at June 30, 1995. Included in these totals are approximately 367,000 lives at June 30, 1995 which were covered by minimum premium and retrospectively rated premium products where the Company shares risk with the employers and where the Company receives an insurance premium. Many of these employer accounts have managed care benefit designs.

(4) Obtained through the Provident acquisition.

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994
- -----------------------------------------------------------------------------

Revenue increased 89% to $287 million from $152 million. This increase was largely the result of a 46% increase in HMO medical premium revenue to $195 million from $133 million. The change in HMO medical premium revenue was attributable to: (1) an $11 million increase due to the acquisitions of Provident Health Care Plan (PHCP) and the remaining interest in the parent company of PCI; (2) the combined effect of a 37% increase in average membership and a 2% decrease in average medical premium yield to $132 per member per month (pmpm) from $135 pmpm at Healthsource New Hampshire (HSNH), Healthsource Tennessee (HSTN), Healthsource Indiana (HSIN), Healthsource South Carolina
(HSSC), Healthsource Maine (HSME), Healthsource North Carolina (HSNC), and Healthsource Arkansas (HSAR) (collectively "existing plans"); and (3) from the commencement of operations of Healthsource Savannah (HSSV).

In addition, due to the Provident acquisition, there was a significant increase in revenue resulting from a 961% increase in other insured medical premiums to $49 million from $5 million. The acquired business consists of fully-insured managed indemnity products and minimum premium and retrospectively rated premium products with large employer groups.

The remaining revenue increase was due to a 213% increase in administrative and managed care fees to $43 million from $14 million resulting from (1) a $25 million increase as a result of the Provident acquisition and (2) continued growth of the Company's self-funded, Point-of-Service (POS) business in various states and workers' compensation health care administration fees in New Hampshire.

Cost of HMO medical premiums (health care costs) increased 45% to $151 million from $104 million. This increase was due to the acquisition of the remaining interest in PCI, the commencement of operations of HSSV, and the combined effect of the 37% increase in average membership with a 4% decrease in average cost of medical premiums to $101 pmpm from $105 pmpm at existing plans. This 4% decrease in costs resulted from lower inpatient and outpatient hospital costs offsetting increases in physician and pharmaceutical costs.

The cost of HMO medical premiums as a percent of HMO medical premiums (the "medical loss ratio") decreased to 77.4% from 78.1% because the 2% decrease in average medical premium yield was less than the 4% decrease in average cost of medical premiums at existing plans offset by PCI, PHCP and HSSV which combined had higher medical loss ratios than the existing plans. The Company expects the premium pricing environment to continue to be resistant to increases during the balance of 1995 and possibly beyond. The Company's medical loss ratio may increase during the remainder of 1995 if the Company is unable to keep the cost of medical premiums in line with level or declining premium yield.

The cost of other insured medical premiums increased 901% to $39 million from $4 million due to the Provident acquisition.

Total selling, general and administrative (SG&A) expenses increased to $73 million from $29 million due to acquisitions and the development of existing operations and new businesses. As a percent of total revenue, SG&A expenses increased to 26% from 19%.

SG&A expenses related to HMO, fully-insured medical business and corporate administration increased 96% to $37 million from $19 million. This increase resulted primarily from the Provident acquisition, the acquisition of the remaining interest in PCI, the membership increases at existing HMOs, the commencement of operations at HSSV, development expenses at start-up HMOs and other business development. SG&A expenses related to administration and managed care fees increased 251% to $37 million from $11 million due to the Provident acquisition and increases in the Company's administrative service businesses serving self-insured POS and managed workers' compensation clients.

Depreciation and amortization expense increased 112% to $5.8 million from $2.7 million primarily due to the amortization expense associated with the Provident acquisition and the acquisition of the remaining interest in PCI.

Interest and other income increased 135% to $6.0 million from $2.6 million. This increase resulted primarily from the increase in cash and marketable securities associated with the Provident acquisition and the Company's continued increases in cash available from operations.

The Company incurred interest expense of $1.4 million in 1995 as a result of borrowings associated with the Provident acquisition.

The Company had no equity in the income of unconsolidated affiliates for the six months ended June 30, 1995 as compared to $0.3 million in the same period in
1994.   This decrease occurred because of the Company's acquisition of the remaining interests in PCI which was previously accounted for using the equity method.

The Company's effective tax rate increased to 34.3% from 31.9% due primarily to the Provident acquisition.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994
- -------------------------------------------------------------------------

Revenue increased 90% to $495 million from $261 million. The majority of the difference was the result of a 69% increase in HMO medical premium revenue to $383 million from $227 million. The change in HMO medical premium revenue was attributable to: (1) a $68 million increase due to the acquisitions of PHCP and the remaining interests in HSNC and PCI, (2) the combined effect of a 37% increase in average membership and a 2% decrease in average medical premium yield to $133 pmpm from $136 pmpm at its wholly-owned subsidiaries HSNH, HSTN, HSME,

HSSC, HSAR and HSIN ("existing plans"); and (3) from the commencement of operations of HSSV.

In addition, due to the Provident acquisition, there was a significant increase in revenue resulting from a 469% increase in other insured medical premiums to $52 million from $9 million.

The remaining revenue increase was due to a 139% increase in administrative and managed care fee revenue to $59 million from $25 million which was attributed to
(1) $25 million in administrative fees due to the Provident acquisition and (2) continued growth of the Company's self-funded, POS business in various states, workers' compensation health care administration fees in New Hampshire, and the acquisition of the remaining interest in Healthsource North Carolina Administrators, Inc. (HSNCA).

Cost of HMO medical premiums increased 69% to $297 million from $176 million. This increase was due to the acquisition of the remaining interests in HSNC and PCI, the commencement of operations of HSSV and the combined effect of the 37% increase in average membership with a 4% decrease in average cost of medical premiums to $102 pmpm from $106 pmpm at existing plans. This 4% decrease in costs resulted from lower inpatient and outpatient hospital costs offsetting increases in diagnostic testing, physician and pharmaceutical costs.

The Company's HMO medical loss ratio remained flat at 77.6% because although the 2% decrease in the average premium yield was less than the 4% decrease in average cost of medical premiums at existing plans, HSNC, PCI, PHCP, and HSSV combined had higher medical loss ratios than the existing plans. The Company expects the premium pricing environment to continue to be resistant to increases during the balance of 1995 and possibly beyond. The Company's medical loss ratio may increase during the remainder of 1995 if the Company is unable to keep the cost of medical premiums in line with level or declining premium yield.

The cost of other insured medical premiums increased 452% to $42 million from $8 million due to the Provident acquisition.

Total SG&A expenses increased to $114 million from $52 million due to acquisitions and the development of existing and new businesses. As a percent of total revenue, SG&A increased to 23% from 20%.

SG&A expenses related to HMO, fully-insured medical business and corporate administration increased 90% to $64 million from $34 million. This increase was primarily due to the Provident acquisition, the acquisition of the remaining interests in HSNC and PCI, the membership increases at existing plans, the commencement of operations at HSSV, development expenses at start-up HMOs and other business development. SG&A expenses related to administrative and managed care fees increased 172% to $50 million from $18 million due to the Provident acquisition, the acquisition of the remaining interest in HSNCA and increases in the Company's administrative service businesses serving self-insured POS and managed workers' compensation clients.

Depreciation and amortization expense increased 91% to $9.1 million from $4.8 million primarily due to amortization expense associated with the Provident acquisition and the acquisition of the remaining interests in HSNC and PCI.

Interest and other income increased 86% to $10 million from $5 million. This increase resulted primarily from the increase in cash and marketable securities associated with the Provident acquisition, the acquisition of HSNC and continued increases in cash available from operations.

The Company incurred interest expense of $1.4 million in 1995 as a result of borrowings associated with the Provident acquisition.

The Company had no equity in the income of unconsolidated affiliates for the six months ended June 30, 1995 as compared to $1.3 million in the same period in 1994. This decrease occurred because of the Company's acquisition of the remaining interests in HSNC and PCI which were previously accounted for using the equity method.

The Company's effective tax rate increased to 34.0% from 29.7% due primarily to the Provident and HSNC acquisitions.

Liquidity and Capital Resources
- -------------------------------

At June 30, 1995, cash, cash equivalents and marketable securities totaled approximately $278 million, of which $229 million were held by regulated operating companies and were largely restricted to use in those companies. The balance was held by the Company and resulted primarily from the Company's operations.

During the first six months of 1995, the Company generated $28 million from operations. The Company invested approximately $21 million in property and equipment. The Company's Provident acquisition on May 1, 1995 resulted in a net cash decrease of $147 million.

In April 1995, the Company agreed to acquire the assets of Central Massachusetts Health Care for $62.5 million in cash. The transaction is subject to several significant closing conditions, including reaching agreement on a new provider agreement with a major hospital provider and various regulatory approvals. The Company anticipates funding the purchase price, if and when closing occurs, with cash on hand and the proceeds from its revolving line of credit. Additionally, the Company has signed a non-binding letter of intent to purchase the assets of PACC HMO and PACC Health Plans for $80 million.

The Company has a $300 million unsecured revolving credit agreement which is committed through March 15, 2000. At June 30, 1995, the Company had $130 million outstanding.

The Company has no other significant commitments for capital resources. The Company believes that its existing cash balances and cash flow generated by its wholly-owned plans coupled with the revolving note payable are adequate to fund its existing operations on a short-term and long-term basis.

Effects of Inflation
- --------------------

Historically, medical premiums and the cost of medical premiums generally have risen at a rate higher than that for consumer goods as a whole. Nationally, the rate of inflation of premiums and the cost of medical premiums moderated during 1994 and the first six months of 1995. The Company has experienced a decrease of four percent (4%) in the average cost of medical premiums during the first six months of 1995 over the similar period of 1994. There is no assurance that the Company's cost of medical premiums will continue to decline.

The Company attempts to control the costs of medical premiums through some or all of the following activities: (1) improving its contracting methodologies with providers to achieve lower costs and to promote risk-sharing; (2) reviewing and, as necessary, modifying benefit designs so as to discourage inappropriate levels of consumer-driven utilization;
(3) using various utilization review techniques and technologies to mitigate inappropriate use of health care resources by providers; and (4) communicating with the Company's primary care physicians about the impact of clinically inappropriate utilization of health care resources.

PART II - OTHER INFORMATION

Items 1, 2, 3, & 4. Not Applicable.
                    ---------------

Item 5. Other Information.
        ------------------

On July 26, 1995, the Company announced that it signed a letter of intent with PACC HMO and PACC Health Plans (together, "PACC"), affiliated not-for-profit HMO and managed care companies based in Clackamas, Oregon, pursuant to which the Company will purchase substantially all of the operating assets of PACC, including over $41 million in tangible net equity, for approximately $80 million in cash, subject to adjustment. The letter of intent is non-binding and subject to a definitive agreement and regulatory and other approvals. No assurance can be given that agreement will be reached or such approvals will be received.

PACC is a 108,000 member multiple product HMO and managed care company which primarily serves the greater Portland area and is licensed to operate in Oregon and Washington. PACC provides commercial HMO, Medicaid HMO, Medicare cost HMO, point-of-service HMO, fully-insured PPO and managed indemnity service.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits

          11. Statement re: Computation of Net Income Per Share

          27. Financial Data Schedule

(b)       Reports on Form 8-K

          The Company filed a Form 8-K dated June 14, 1995, as amended August 4, 1995, reporting the closing on June 1, 1995 (effective as of May 1,
          1995) of the acquisition of the group health, HMO and third-party administration business of Provident Life and Accident Insurance Company of America ("Provident") for $231 million in cash and preferred stock. The Company paid $131 million in cash and issued to Provident a new class of 6.25% cumulative non-convertible preferred stock with a face value of $100 million.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEALTHSOURCE, INC.



Dated:  August 11, 1995              By /s/ Norman C. Payson
                                        -----------------------------------
                                        Norman C. Payson, M.D.
                                        President and
                                         Chief Executive Officer



                                     By /s/ Thomas M. Congoran
                                        -----------------------------------
                                        Thomas M. Congoran
                                        Chief Financial Officer/Principal
                                        Accounting Officer