Form 10-Q
period 1995-09-30
HEALTHSOURCE INC
filed 1995-11-13
CIK 855587

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________



Commission File No.    1-11538
                    -------------


                               HEALTHSOURCE, INC.
       -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New Hampshire                                      02-0387748
---------------------------------------            ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification Number)

 Two College Park Drive, Hooksett, NH                          03106
---------------------------------------            ----------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (603) 268-7000
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

         At November 10, 1995, 31,759,107 shares of $.10 par value common stock of the Registrant were outstanding.

                                           HEALTHSOURCE, INC.

                                                 INDEX


                                                                                              Page Number
                                                                                              -----------
Part I. Financial Information
-----------------------------


         Item 1.  Financial Statements
                  --------------------

         Condensed Consolidated Balance Sheets as of
          September 30, 1995 and December 31, 1994                                                 3

         Condensed Consolidated Statements of Operations
          for the Three Months and Nine Months ended
          September 30, 1995 and 1994                                                            4 - 5

         Condensed Consolidated Statements of Cash Flows
          for the Nine Months ended September 30, 1995 and 1994                                    6

         Notes to Condensed Consolidated Financial Statements                                    7 - 9

         Independent Accountants' Report                                                          10

         Item 2.  Management's Discussion and Analysis of
                  ---------------------------------------
                   Financial Condition and Results of Operations                                11 - 17
                   ---------------------------------------------



Part II.  Other Information
---------------------------


         Item 1.  Legal Proceedings
                  -----------------
                    Not Applicable

         Item 2.  Changes in Securities
                  ---------------------
                    Not Applicable

         Item 3.  Defaults Upon Senior Securities
                  -------------------------------
                    Not Applicable

         Item 4.  Submission of Matters to a Vote of
                  ----------------------------------
                    Security Holders
                    ----------------
                    Not Applicable

         Item 5.  Other Information                                                                18
                  -----------------

         Item 6.  Exhibits and Reports on Form 8-K                                                 18
                  --------------------------------


Signatures                                                                                         19


HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
----------------------------------------------
                                                                    September 30,        December 31,
                                                                        1995                 1994
                                                                    ------------         ------------
                                                                     (unaudited)
                                                                              (in thousands)
ASSETS
------

Current assets:

   Cash and cash equivalents  . . . . . . . .                             $138,885            $ 67,193
   Marketable securities  . . . . . . . . . .                               42,458              94,321
   Premiums and administrative fees
     receivable . . . . . . . . . . . . . . .                              105,790              16,525
   Restricted investments . . . . . . . . . .                              125,453                   -
   Other current assets . . . . . . . . . . .                               33,966              18,324
                                                                          --------            --------

         Total current assets . . . . . . . .                              446,552             196,363

Long-term assets:

   Long-term marketable securities  . . . . .                               84,109              97,083
   Property and leasehold improvements - net.                               87,852              39,686
   Restricted investments . . . . . . . . . .                                8,388               6,618
   Intangible assets - net. . . . . . . . . .                              250,671              76,760
   Other assets . . . . . . . . . . . . . . .                               15,336               7,765
                                                                          --------            --------

         TOTAL                                                            $892,908            $424,275
                                                                          ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:

   Medical claims payable . . . . . . . . . .                             $159,948            $ 72,676
   Accounts payable and accrued expenses  . .                              114,881              17,536
   Deferred revenue . . . . . . . . . . . . .                                8,886               3,388
   Other current liabilities  . . . . . . . .                                1,305               2,352
                                                                          --------            --------

       Total current liabilities  . . . . . .                              285,020              95,952

Long-term liabilities:

   Revolving note payable . . . . . . . . . .                              130,000                  -
   Other liabilities  . . . . . . . . . . . .                                3,099               2,098
                                                                          --------            --------

       Total liabilities  . . . . . . . . . .                              418,119              98,050
                                                                          --------            --------

Minority interest . . . . . . . . . . . . . .                                3,430               3,741
                                                                          --------            --------

Shareholders' equity:

   Cumulative preferred stock . . . . . . . .                              100,000                  -
   Common stock . . . . . . . . . . . . . . .                                3,173               3,128
   Additional paid-in capital . . . . . . . .                              223,074             213,463
   Retained earnings  . . . . . . . . . . . .                              145,254             107,443
   Unrealized loss on marketable securities .                                 (142)             (1,550)
                                                                          --------            --------

      Total shareholders' equity . . . . . .                               471,359             322,484
                                                                          --------            --------

      TOTAL                                                               $892,908            $424,275
                                                                          ========            ========

            See notes to condensed consolidated financial statements


HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
------------------------------------------------------
                                                              Three Months Ended
                                                                 September 30,
                                                         ------------------------------
                                                            1995                1994
                                                         ---------            ---------
                                                                 (unaudited)
                                                                (in thousands,
                                                            except per share data)
Revenue:

    HMO medical premiums . . . . . . . . . . . . .       $207,843               $138,589
    Other insured medical premiums . . . . . . . .         66,259                  3,940
    Administrative and managed care fees . . . . .         54,109                 13,058
                                                         --------               --------

        Total operating revenue  . . . . . . . . .        328,211                155,587
                                                         --------               --------

Expenses:

    Cost of HMO medical premiums . . . . . . . . .        159,319                106,629
    Cost of other insured medical premiums . . . .         53,683                  3,382
    Premium tax  . . . . . . . . . . . . . . . . .            961                    954
    Selling, general and administrative:
      HMO and fully insured  . . . . . . . . . . .         40,924                 20,105
      Admin. and managed care fees . . . . . . . .         47,633                 10,520
                                                         --------               --------
        Total selling, general and administrative.         88,557                 30,625

    Depreciation and amortization  . . . . . . . .          6,838                  2,951
                                                         --------               --------

        Total operating expenses . . . . . . . . .        309,358                144,541
                                                         --------               --------

        Operating income . . . . . . . . . . . . .         18,853                 11,046

Interest and other income . . . . . . . . . . . .           5,974                  3,584
Interest expense  . . . . . . . . . . . . . . . .          (2,174)                     -
                                                         --------               --------

        Interest and other income, net . . . . . .          3,800                  3,584

Income before equity in income of
  unconsolidated affiliates, provision for
  income taxes and minority interest  . . . . . .          22,653                 14,630
Equity in income of unconsolidated affiliates . .               -                    367
                                                         --------               --------

Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .          22,653                 14,997
Provision for income taxes . . . . . . . . .               (7,733)                (4,752)
Minority interest in net
  (earnings) losses of consolidated entities . .              103                   (103)
                                                         --------               --------

        Net income . . . . . . . . . . . . . . . .       $ 15,023               $ 10,142
                                                         ========               ========

Net income per common share:

        Primary                                             $0.42                  $0.32
        Fully diluted                                        0.42                   0.32

Weighted average number of common and common equivalent shares outstanding:

        Primary                                            31,874                 31,700
        Fully diluted                                      32,158                 31,808

            See notes to condensed consolidated financial statements


HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
-----------------------------------------------------

                                                              Nine Months Ended
                                                                 September 30,
                                                         ------------------------------
                                                            1995                1994
                                                         ---------            ---------
                                                                 (unaudited)
                                                                (in thousands,
                                                            except per share data)
Revenue:

    HMO medical premiums . . . . . . . . . . . . .       $591,236               $365,545
    Other insured medical premiums . . . . . . . .        118,632                 13,152
    Administrative and managed care fees . . . . .        113,194                 37,936
                                                         --------               --------

        Total operating revenue  . . . . . . . . .        823,062                416,633
                                                         --------               --------

Expenses:

    Cost of HMO medical premiums . . . . . . . . .       456,711                 282,704
    Cost of other insured medical premiums . . . .        95,875                  11,029
    Premium tax  . . . . . . . . . . . . . . . . .         3,139                   2,578
    Selling, general and administrative:
      HMO and fully insured  . . . . . . . . . . .       105,086                  53,871
      Admin. and managed care fees . . . . . . . .        97,413                  28,980
                                                        --------                --------
        Total selling, general and administrative.       202,499                  82,851

    Depreciation and amortization  . . . . . . . .        15,986                   7,753
                                                        --------                --------

        Total operating expenses . . . . . . . . .       774,210                 386,915
                                                        --------                --------

        Operating income . . . . . . . . . . . . .        48,852                  29,718
                                                        --------                --------

Interest and other income . . . . . . . . . . . .         15,567                   8,743
Interest expense  . . . . . . . . . . . . . . . .         (3,607)                      -
                                                       ---------                --------

        Interest and other income, net . . . . . .        11,960                   8,743

Income before equity in income of
  unconsolidated affiliates, provision for
  income taxes and minority interest  . . . . . .         60,812                  38,461
Equity in income of unconsolidated affiliates . .              -                   1,653
                                                        --------                --------

Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .         60,812                  40,114
Provision for income taxes . . . . . . . . . . .         (20,707)                (12,214)
Minority interest in net losses
  of consolidated entities  . . . . . . . . . . .            311                     149
                                                        --------                --------

        Net income . . . . . . . . . . . . . . . .      $ 40,416                $ 28,049
                                                        ========                ========

Net income per common share:

        Primary                                            $1.18                   $0.90
        Fully diluted                                       1.18                    0.90

Weighted average number of common and common equivalent shares outstanding:

        Primary                                           31,935                  31,243
        Fully diluted                                     32,086                  31,279

            See notes to condensed consolidated financial statements


HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
-----------------------------------------------------
                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                           ------------------------------
                                                                              1995               1994
                                                                           -----------        -----------
                                                                                     (unaudited)
                                                                                    (in thousands)
Cash flows from operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . .                    $40,416                  $28,049
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization . . . . . . . . .                     15,986                    7,753
        Equity items, including minority interest . . .                      (311)                   (1,802)
        Deferred income taxes . . . . . . . . . . . . .                      1,157                       67
    Changes in assets and liabilities,
      net of effects of acquisitions:
        Premiums and administrative fees receivable . .                    (12,575)                  (2,283)
        Other current assets  . . . . . . . . . . . . .                    (15,491)                  (3,652)
        Medical claims payable  . . . . . . . . . . . .                      2,237                    7,542
        Accounts payable and accrued expenses . . . . .                     (4,113)                   4,458
        Deferred revenue  . . . . . . . . . . . . . . .                      3,853                    1,769
                                                                           -------                  -------
          Net cash provided by operating activities . .                     31,159                   41,901
                                                                           -------                  -------

Cash flows from investing activities:
    Investment in affiliates/intangible assets, net
      of cash acquired . . . . . . . . . . . . . . . .                    (153,943)                  16,222
    (Increase) decrease in marketable securities  .. .                      94,268                  (38,767)
    Additions to property and leasehold improvements .                     (32,356)                 (18,424)
    (Increase) decrease in other assets and
      restricted investments . . . . . . . . . . . . .                         291                   (3,537)
                                                                          --------                  -------
          Net cash used for investing activities . . .                     (91,740)                 (44,506)
                                                                          --------                  -------

Cash flows from financing activities:
    Net borrowings under revolving note payable  . . .                     130,000                        -
    Investment by
      minority shareholder . . . . . . . . . . . . . .                           -                       79
    Issuance of common stock . . . . . . . . . . . . .                       4,508                    1,273
    Preferred stock dividends  . . . . . . . . . . . .                      (2,605)                       -
    Increase (decrease) in other liabilities  .  . . .                         370                     (294)
                                                                           -------                  -------
          Net cash provided by
             financing activities  . . . . . . . . . .                     132,273                    1,058
                                                                           -------                  -------

Increase (decrease) in cash and cash equivalents  . .                       71,692                   (1,547)
Cash and cash equivalents, beginning of period  . . .                       67,193                   64,229
                                                                          --------                  -------
Cash and cash equivalents, end of period  . . . . . .                     $138,885                  $62,682
                                                                          ========                  =======

Supplemental disclosure of cash flow information:
    Income taxes paid  . . . . . . . . . . . . . . . .                     $21,458                  $12,018
    Interest paid  . . . . . . . . . . . . . . . . . .                       2,174                        -

Supplemental disclosure of non-cash transactions:
    Effective May 1, 1995, the Company acquired the group health, HMO and third-party administration business of Provident Life and Accident Insurance Company of America, Inc. In connection with the agreement, the Company issued $100 million in 6.25% cumulative preferred stock.

    On March 31, 1994, the Company acquired the 69.9% of Healthsource Healthplans, Inc., which it did not previously own, in exchange for 1,242,000 shares of the Company's common stock, which were valued at $39.2 million.

            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

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

    The results of operations for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the full year.

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


    Cost of HMO Medical Premiums - Cost of HMO medical premiums includes the costs of all medical services delivered to enrolled members of the Company's majority-owned HMOs and for whom the entities have recorded HMO medical premium revenue during the reporting period. These costs include payments for specific medical services and for capitation. The costs of specific medical services include those paid to physicians, hospitals, and other health care providers on a fee-for-service basis. These costs include claims paid, claims in process and pending, estimates of unreported claims, estimates of contractual adjustments pursuant to hospital and other provider contracts, and estimates of charges at the balance sheet date for which the Company will be responsible. Adjustments to prior period estimates are reflected in the current period and are not significant. The costs of capitation (fixed monthly payments per member) include payments to certain physicians, hospitals, laboratories, pharmaceutical and mental health care providers.

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

    Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation. Other insured medical premiums, cost of other insured medical premiums and a significant portion of administrative and managed care fees SG&A relate primarily to the Provident acquisition. See Note 3.

3.  ACQUISITIONS

    1995 Acquisitions - Effective May 1, 1995, the Company acquired the group health, HMO and third party administration business of Provident Life and Accident Insurance Company of America, Inc. ("Provident") for $231 million in cash and securities. The cash payment was $131 million and the Company issued to Provident non-convertible Preferred Stock with a face value of $100 million paying a 6.25% annual dividend redeemable at par for two years in cash or for a 10 year subordinated note with interest at a market rate, after which the dividend rate will be reset to market.

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

    In November 1994, the Company completed a cash tender offer and subsequent merger to purchase the remaining 60% interest in Healthsource New York, Inc. (formerly CNY Patient's Network, Inc.) the parent company of Healthsource HMO of New York (HSNY) which resulted in a total purchase price of approximately $11.5 million.


    The following unaudited pro forma consolidated statement of operations information assumes the Provident, HSME, HSHP, and HSNY acquisitions occurred on January 1, of each year (in thousands, except per share data):

                                                                 Nine Months Ended
                                                                    September 30,
                                                             ------------------------
                                                                1995                1994
                                                             ----------          ----------
           Revenue                                             $966,717           $756,429
           Operating income                                      51,231             38,724
           Net income                                            42,833             35,106

    Net income per common share:

                 Primary                                          $1.19              $0.96
                 Fully diluted                                     1.19               0.96

4.  REVOLVING NOTE PAYABLE

    The Company has a $300 million unsecured revolving credit agreement with a bank syndicate which is committed through March 15, 2000. Interest under this revolving credit facility may range between LIBOR plus .2% and LIBOR plus .45% depending upon the Company's ratio of indebtedness to total capital. In connection with the agreement, the Company is required to maintain certain minimum financial ratios. At September 30, 1995, the Company had $130 million outstanding under this facility. The interest rate at September 30, 1995 was approximately 6.5%.

5.  INCOME TAXES

    The Company provides for income taxes based upon an estimate of its annual effective tax rate. The estimated effective tax rates for the nine months ended September 30, 1995 and 1994 were 34.1% and 30.4%, respectively.

6.  COMMITMENTS AND CONTINGENCIES

    In April 1995, the Company entered into a definitive agreement, amended on November 9, 1995, to purchase the assets of Central Massachusetts Health Care, Inc. (CMHC) for a cash purchase price of approximately $57.5 million subject to certain closing conditions including but not limited to approval by the Massachusetts Attorney General's office and other regulatory approvals.

    On July 26, 1995, the Company announced that it had signed a letter of intent to purchase the assets of PACC HMO and PACC Health Plans for $80 million in cash, subject to certain adjustments. The letter of intent is non-binding and subject to a definitive agreement and regulatory and other approvals.

7.  SUBSEQUENT EVENT

    On November 8, 1995, the Company declared a two-for-one stock split payable in the form of a 100% stock dividend to shareholders of record on November 30, 1995. Outstanding shares and earnings per common share have been reflected at pre-split amounts.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Shareholders of
Healthsource, Inc.
Hooksett, New Hampshire


We have reviewed the accompanying condensed consolidated balance sheet of Healthsource, Inc. and subsidiaries as of September 30, 1995, the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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





Boston, Massachusetts
November 3, 1995
(November 9, 1995 as to Notes 6 and 7)

                               HEALTHSOURCE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company has experienced substantial growth in both revenues and profitability since its formation in New Hampshire in 1985. Revenue growth has been accomplished through increasing membership and medical premiums per member and administrative and managed care fees from self-insured employers and through acquisitions. The Company has made acquisitions of HMO companies resulting in wholly-owned subsidiaries in South Carolina, Tennessee, Maine, Indiana, North Carolina, and Syracuse, New York. The Company has formed strategic alliances with hospitals to operate HMO's in Arkansas, Georgia, Texas and Ohio and has formed start-up HMOs in Connecticut and Kentucky. It also formed a strategic alliance with Chubb Life Insurance Co. to operate an HMO (ChubbHealth) in metropolitan New York City. Effective May 1, 1995, the Company acquired the group health, third-party administration and HMO business (the Provident acquisition) from Provident Life and Accident Insurance Company of America, Inc. for $231 million in cash and preferred stock. To conduct the acquired businesses, the Company organized and capitalized Healthsource Provident Insurance Company to assume the insured business and Healthsource Provident Administrators, Inc. to administer the self-insured business.

Many Federal and State proposals have been made in the past to reform the health care system. The Company anticipates that Federal and State legislatures will continue to assess alternative health care systems and payment methodologies. The Company is unable to predict which, if any, of these health care reform proposals may be adopted. While the Company does not believe it would be materially adversely impacted by most of the proposed reforms, certain proposals could have such an impact and the imposition of a single-payor system in any state could potentially eliminate the Company's business in that state.

The Company has experienced a decline in average premium yield during the third quarter of 1995 of 3.6% as compared to the same period in 1994 due principally to employer pressure to reduce health care expenditures. The Company expects this premium pricing pressure to continue during 1996 and possibly beyond. As a result of this premium pricing pressure, the Company's medical loss ratio and ultimately its profitability will depend on its ability to control health care costs. Since the Company commits to provide its services to members at agreed upon prices for one year, unexpected cost increases during this period cannot be passed on to client-employers or to members. The Company believes its continued profitability in the third quarter of 1995 can be attributed primarily to increases in membership, increased revenue from administrative and managed care services, its successful cost control efforts, and the effects of the Provident acquisition in May 1995 and the acquisition of the remaining interest in Healthsource HMO of New York, Inc. (HSNY) in November 1994.


The following table shows membership for the Company's affiliated health plans as of September 30, 1995 and 1994:

                                                                 9/30/95              9/30/94
                                                                 -------              -------
HMOs1
  Northern Region:
    New Hampshire                                                106,500                82,200
    Maine                                                         59,100                42,400
    New York (Syracuse)                                           22,900                22,500
    Indiana                                                       61,400                38,800
    New York City                                                 29,600                 1,100
    Kentucky                                                       8,600                     -
                                                                --------               -------
           Sub-total                                             288,100               187,000
                                                                --------               -------
 Southern Region:
    South Carolina                                               103,000                68,100
    North Carolina                                               128,800                90,600
    Arkansas                                                      26,200                10,200
    Tennessee                                                     41,000                17,600
    Georgia (Savannah)                                             6,300                     -
                                                                --------               -------
           Sub-total                                             305,300               186,500
                                                                --------               -------
           Total HMO                                             593,400               373,500
                                                                --------               -------

MANAGED INDEMNITY (INSURED)2                                      64,300                 9,300

SELF AND PARTIALLY INSURED MEDICAL PRODUCTS
-------------------------------------------
  Point of Service                                               180,400               120,400
  Workers' Compensation                                          116,900                83,700
  Other Managed
    Care/Administration3                                       2,371,600               310,800
                                                               ---------               -------

         Total Self-Insured                                    2,668,900               514,900
         ------------------                                    ---------               -------

TOTAL ADMINISTERED MEDICAL                                     3,326,600               897,700
--------------------------                                     ---------               -------

DENTAL PRODUCTS4
---------------
  Fully Insured                                                  379,900                     -
  Self Insured                                                 2,204,100                     -
                                                               ---------               -------

TOTAL ADMINISTERED DENTAL                                      2,584,000                     -
-------------------------                                      ---------               -------


1 Includes membership for HMOs owned, co-owned, and/or managed by the Company, including HMO membership of 9,100 at September 30, 1995 resulting from the Provident acquisition. Managed indemnity lives previously reported in the Company's HMO membership are now reported separately as managed indemnity lives. At September 30, 1995 and 1994, these lives were 7,000 and 9,300, respectively.

2 Includes managed indemnity business from the Provident acquisition of approximately 57,000 at September 30, 1995.

3 Includes self-insured business from the Provident acquisition of approximately 2,097,000 lives at September 30, 1995. Included in these totals are approximately 329,000 at September 30, 1995 which were covered by minimum premium and retrospectively rated premium products where the Company shares risk with the employers and where the Company receives an insurance premium. Many of these employer accounts have managed care benefit designs.

4 Obtained through the Provident acquisition.



The following table shows certain income statement data expressed as a percentage of total operating revenue for the three months and nine months ended September 30, 1995 and 1994:

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,              September 30,
                                                           ------------------          -----------------
                                                               (unaudited)                 (unaudited)
                                                             1995          1994          1995          1994
                                                           --------      --------      -------       -------
Revenue:
    HMO medical premiums                                     63.3%         89.1%         71.8%         87.7%
    Other insured medical premiums                           20.2           2.5          14.4           3.2
    Administrative and managed
      care fees                                              16.5           8.4          13.8           9.1
                                                            -----         -----         -----         -----
Total operating revenue                                     100.0         100.0         100.0         100.0
                                                            -----         -----         -----         -----
Expenses:
    Cost of HMO medical premiums                             48.5          68.5          55.5          67.9
    Cost of other insured
      medical premiums                                       16.4           2.2          11.6           2.6
    Premium tax                                               0.3           0.6           0.4           0.6
    Selling, general and administrative:
      HMO and fully-insured                                  12.5          12.9          12.8          12.9
      Admin. and managed care fees                           14.5           6.8          11.8           6.9
                                                            -----         -----         -----         -----
          Total selling, general and admin.                  27.0          19.7          24.6          19.8
    Depreciation and amortization                             2.1           1.9           1.9           1.9
                                                            -----         -----         -----         -----
Total operating expenses                                     94.3          92.9          94.0          92.8
                                                            -----         -----         -----         -----
Operating income                                              5.7           7.1           6.0           7.2
Interest and other income                                     1.8           2.3           1.9           2.1
Interest expense                                              (.6)            -           (.5)            -
                                                            -----         -----         -----         -----
Interest and other income, net                                1.2           2.3           1.4           2.1
Income before equity in income of
 unconsolidated affiliates, provision
  for income taxes and minority interest                      6.9           9.4           7.4           9.3
Equity in income of
  unconsolidated affiliates                                     -           0.2             -           0.4
Provision for income taxes                                   (2.3)         (3.0)         (2.5)         (3.0)

Minority interest                                               -          (0.1)            -             -
                                                            -----         -----         -----         -----
Net income                                                    4.6%          6.5%          4.9%          6.7%
                                                            =====         =====         =====         =====

Three Months Ended September 30, 1995 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 1994
------------------


Revenue increased 111% to $328 million from $156 million. This increase was largely the result of a 50% increase in HMO medical premium revenue to $208 million from $139 million. The change in HMO medical premium revenue was attributable to: (1) a $13 million increase due to the acquisitions of Provident Health Care Plan (PHCP) and the remaining interest in the parent company of HSNY; (2) the combined effect of a 42% increase in average membership and a 3.6% decrease in average medical premium yield to $129 per member per month (pmpm) from $134 pmpm at Healthsource New Hampshire (HSNH), Healthsource Tennessee (HSTN), Healthsource Indiana (HSIN), Healthsource South Carolina (HSSC), Healthsource Maine (HSME), Healthsource North Carolina (HSNC), and Healthsource Arkansas (HSAR) (collectively "existing plans"); and (3) from the commencement of operations of Healthsource Savannah (HSSV) and Healthsource Kentucky (HSKY).

In addition, there was a significant increase in revenue resulting from an increase in other insured medical premiums to $66 million from $4 million due to the Provident acquisition. The acquired business consists of fully-insured managed indemnity products and minimum premium and retrospectively rated premium products with large employer groups.

The remaining revenue increase was due to a 314% increase in administrative and managed care fees to $54 million from $13 million which resulted from the Provident acquisition and the growth of the Company's self-funded, Point-of-Service (POS) business in various states and workers' compensation health care administration fees in New Hampshire.

Cost of HMO medical premiums (health care costs) increased 49% to $159 million from $107 million. This increase was due to the acquisition of the remaining interest in HSNY, the commencement of operations of HSSV and HSKY, and the combined effect of the 42% increase in average membership with a 4.3% decrease in the average cost of medical premiums to $99 pmpm from $103 pmpm at existing plans. This 4.3% decrease in costs resulted from lower inpatient and outpatient hospital costs offsetting increases in physician, diagnostic and pharmaceutical costs.

The cost of HMO medical premiums as a percent of HMO medical premiums (the "medical loss ratio") decreased to 76.7% from 76.9% because the 3.6% decrease in average medical premium yield was less than the 4.3% decrease in average cost of medical premiums at existing plans, offset by HSNY, PHCP, HSSV and HSKY which combined had higher medical loss ratios than the existing plans.
The Company expects the premium pricing environment to continue to be resistant to increases during 1996 and possibly beyond. The Company's medical loss ratio may increase if the Company is unable to keep the cost of medical premiums in line with level or declining premium yield.

The cost of other insured medical premiums increased to $54 million from $3 million as a result of the acquisition of Provident's fully-insured managed indemnity products and minimum premium and retrospectively rated premium products.

Total selling, general and administrative (SG&A) expenses increased to $89 million from $31 million due to acquisitions and the development of existing operations and new businesses. As a percent of total operating revenue, SG&A expenses increased to 27.0% from 19.7%.

SG&A expenses related to HMO, fully-insured medical business and corporate administration increased 104% to $41 million from $20 million. This increase resulted primarily from the SG&A associated with the Provident business, the acquisition of the remaining interest in HSNY, the membership increases at existing HMOs, the commencement of operations at HSSV, development expenses at start- up HMOs and other business development activities. SG&A expenses related to administration and managed care fees increased 353% to $48 million from $11 million due to the SG&A associated with the Provident business and increases in the Company's administrative service businesses serving self-insured POS and managed workers' compensation clients.

Depreciation and amortization expense increased 132% to $7 million from $3 million primarily due to the amortization expense associated with the Provident acquisition and the acquisition of the remaining interest in HSNY.

Interest and other income increased 67% to $6 million from $3.6 million. This increase resulted primarily from the increase in cash, cash equivalents and marketable securities associated with the Provident acquisition and the Company's continued increases in cash available from operations. The Company incurred interest expense of $2 million in 1995 as a result of borrowings associated with the Provident acquisition.

The Company had no equity in the income of unconsolidated affiliates for the three months ended September 30, 1995 as compared to $0.4 million in the same period in 1994. This decrease occurred because of the Company's acquisition of the remaining interest in HSNY which was previously accounted for using the equity method.

The Company's effective tax rate increased to 34.1% from 31.7% due primarily to the Provident acquisition.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September
----------------------------------------------------------------------------
30, 1994
--------

Revenue increased 98% to $823 million from $417 million. The majority of the difference was the result of a 62% increase in HMO medical premium revenue to $591 million from $366 million. The change in HMO medical premium revenue was attributable to: (1) an $81 million increase due to the acquisitions of PHCP and the remaining interests in HSNC and HSNY, (2) the combined effect of a 40% increase in average membership and a 3.2% decrease in average medical premium yield to $131 pmpm from $136 pmpm at its wholly-owned subsidiaries HSNH, HSTN, HSME, HSSC, HSAR and HSIN ("existing plans"); and (3) from the commencement of operations of HSSV and HSKY.

In addition, due to the Provident acquisition, there was a significant increase in revenue resulting from an increase in other insured medical premiums to $119 million from $13 million.

The remaining revenue increase was due to a 198% increase in administrative and managed care fee revenue to $113 million from $38 million which resulted from the Provident acquisition and continued growth of the Company's self-funded, POS business in various states, workers' compensation health care administration fees in New Hampshire, and the acquisition of the remaining interest in Healthsource North Carolina Administrators, Inc. (HSNCA).

Cost of HMO medical premiums increased 62% to $457 million from $283 million. This increase was due to the acquisition of the remaining interests in HSNC and HSNY, the commencement of operations of HSSV and HSKY and the combined effect of the 40% increase in average membership with a 4.5% decrease in average cost of medical premiums to $101 pmpm from $105 pmpm at existing plans. This 4.5% decrease in costs resulted from lower inpatient and outpatient hospital costs offsetting increases in diagnostic testing, physician and pharmaceutical costs.

The Company's HMO medical loss ratio decreased to 77.2% from 77.3% because the 3.2% decrease in the average premium yield was less than the 4.5% decrease in average cost of medical premiums at existing plans offset by HSNC, HSNY, PHCP, HSSV, and HSKY which combined had higher medical loss ratios than the existing plans. The Company expects the premium pricing environment to continue to be resistant to increases during 1996 and possibly beyond. The Company's medical loss ratio may increase if the Company is unable to keep the cost of medical premiums in line with level or declining premium yield.

The cost of other insured medical premiums increased to $96 million from $11 million as a result of the acquisition of Provident's fully-insured managed indemnity products and minimum premium and retrospectively rated premium products.

Total SG&A expenses increased to $202 million from $83 million due to acquisitions and the development of existing and new businesses. As a percent of total operating revenue, SG&A increased to 24.6% from 19.8%.

SG&A expenses related to HMO, fully-insured medical business and corporate administration increased 95% to $105 million from $54 million. This increase was primarily due to the SG&A associated with the Provident business, the acquisition of the remaining interests in HSNC and HSNY, the membership increases at existing plans, the commencement of operations at HSSV and HSKY, development expenses at start-up HMOs and other business development activities. SG&A expenses related to administrative and managed care fees increased 236% to $97 million from $29 million due to the SG&A associated with the Provident business, the acquisition of the remaining interest in HSNCA and increases in the Company's administrative service businesses serving self-insured POS and managed workers' compensation clients.

Depreciation and amortization expense increased 106% to $16 million from $8 million primarily due to amortization expense associated with the Provident acquisition and the acquisition of the remaining interests in HSNC and HSNY.

Interest and other income increased 78% to $16 million from $8.7 million. This increase resulted primarily from the increase in cash, cash equivalents and marketable securities associated with the Provident acquisition, the acquisition of HSNC and continued increases in cash available from operations. The Company incurred interest expense of $3.6 million in 1995 as a result of borrowings associated with the Provident acquisition.

The Company had no equity in the income of unconsolidated affiliates for the nine months ended September 30, 1995 as compared to $1.7 million in the same period in 1994. This decrease occurred because of the Company's acquisition of the remaining interests in HSNC and HSNY which were previously accounted for using the equity method.

The Company's effective tax rate increased to 34.1% from 30.4% due primarily to the Provident and HSNC acquisitions.

Liquidity and Capital Resources
-------------------------------

At September 30, 1995, cash, cash equivalents and marketable securities totaled approximately $265 million, of which $230 million were held by regulated operating companies and were largely restricted to use in those companies. The balance was held by the Company.

During the first nine months of 1995, the Company generated $31 million from operations. The Company invested approximately $32 million in property and equipment. The Company's Provident acquisition on May 1, 1995 resulted in a net cash expenditure of $150 million.

In April 1995, the Company agreed to acquire the assets of Central Massachusetts Health Care, Inc. for a purchase price amended in November 1995 of $57.5 million in cash subject to certain adjustments. The transaction is subject to certain closing conditions, including the approval of the Massachusetts Attorney General's Office and other regulatory approvals. The Company anticipates funding the purchase price, if and when closing occurs, with cash on hand and the proceeds from its revolving line of credit. Additionally, the Company has signed a non-binding letter of intent to purchase the assets of PACC HMO and PACC Health Plans for $80 million in cash.

The Company has a $300 million unsecured revolving credit agreement which is committed through March 15, 2000. At September 30, 1995, the Company had $130 million outstanding.

The Company has no other significant commitments for capital resources. The Company believes that its existing cash balances and cash flow generated by its wholly-owned plans coupled with the revolving note payable are adequate to fund its existing operations on a short-term and long-term basis.

Effects of Inflation
--------------------

Historically, medical premiums and the cost of medical premiums generally have risen at a rate higher than that for consumer goods as a whole. Nationally, the rate of inflation of premiums and the cost of medical premiums slowed substantially during the first nine months of 1995. The Company has experienced a decrease of four and a half percent (4.5%) in the average cost of medical premiums during the first nine months of 1995 over the similar period of 1994. There is no assurance that the Company's cost of medical premiums will continue to decline.

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

PART II - OTHER INFORMATION

Items 1, 2, 3, & 4. Not Applicable.
                    --------------

Item 5. Other Information.
        -----------------
           On November 8, 1995, the Company declared a two-for-one stock split payable in the form of a 100% stock dividend to shareholders of record on November 30, 1995. Certificates for the dividend shares will be issued on December 15, 1995.

           On November 9, 1995, the Company and Central Massachusetts Health Care, Inc. (CMHC) amended their previously announced agreement for the purchase by the Company of the operating assets of CMHC. The amendment provides for a reduced purchase price of $57.5 million. The closing of the agreement remains subject to various conditions, including but not limited to approval by the Massachusetts Attorney General's office and other regulatory approvals.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits

           11.      Statement re: Computation of Net Income Per Share

(b) Reports on Form 8-K

           On August 4, 1995, the Company filed Amendment No. 1 to its Form 8-K dated June 14, 1995. The Amendment included certain historical and proforma information relating to the business acquired from Provident Life and Accident Insurance Company of America on
           June 1, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HEALTHSOURCE, INC.



Dated: November 10, 1995           By
                                       /S/ Norman C. Payson
                                      ----------------------------------
Norman C. Payson, M.D.
                                      President and
                                       Chief Executive Officer



                                   By
                                       /S/ Thomas M. Congoran
                                      ----------------------------------
                                      Thomas M. Congoran
                                      Chief Financial Officer/Principal
                                      Accounting Officer