Form 10-K
period 1995-12-31
HEALTHSOURCE INC
filed 1996-02-28
CIK 855587

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

        (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1995

                                          OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________

        Commission File Number 1-11538

                                  HEALTHSOURCE, INC.
                (Exact name of registrant as specified in its charter)

                 New Hampshire                              02-0387748
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

                     Two College Park Drive, Hooksett, NH  03106
                       (Address of principal executive offices)

                                    (603) 268-7000
                 (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:
                             Common Stock, $.10 par value
                                   (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:  NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
        of this Form 10-K or any amendment to this Form 10-K [   ].

        State the aggregate market value of the voting stock held by non-affiliates of the registrant: $2,377,729,938 (based upon the reported closing price of $40 1/8 on the New York Stock Exchange on February 26, 1996).

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
        Title of Each Class:    Common Stock, $.10 par value
        Number of Shares Outstanding at February 26, 1996: 63,590,827 shares

                         DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Definitive Proxy Statement in connection with the Registrant's 1996 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                              HEALTHSOURCE, INC.
                                  FORM 10-K
                 -------------------------------------------
                 TABLE OF CONTENTS AND CROSS-REFERENCE SHEET

                                                                   Reference by Page
                                                                   to Information
                                                      Page of      Incorporated
        Item No. on Form 10-K                         Report       by Reference
        ---------------------                         -------      -----------------
        PART I
        ------

        1.   Business                                 p.  1        N/A

        2.   Properties                               p. 10        N/A

        3.   Legal Proceedings                        p. 11        N/A

        4.   Submission of Matters to a Vote          p. 12        N/A
             of Security Holders

        PART II
        -------

        5.   Market for Registrant's Common           p. 12        N/A
             Equity and Related Shareholder
             Matters

        6.   Selected Financial Data                  p. 13        N/A


        7.   Management's Discussion and              p. 14        N/A
             Analysis of Financial Condition
             and Results of Operations

        8.   Financial Statements and                 p. F-1       N/A
             Supplementary Data

        9.   Changes in and Disagreements with        p. 35        N/A
             Accountants on Accounting and
             Financial Disclosure

        PART III
        -------

        10.  Directors and Executive Officers         p. 35        1996 Proxy Statement
             of the Registrant

        11.  Executive Compensation                   N/A          1996 Proxy Statement

        12.  Security Ownership of Certain            N/A          1996 Proxy Statement
             Beneficial Owners and Management


        13.  Certain Relationships and Related        N/A          1996 Proxy Statement
             Transactions

        PART IV
        -------

        14.  Exhibits, Financial Statements           p. 39        N/A
             Schedules, and Reports on Form 8-K

        Exhibit Index                                 p. 45        N/A

                                    PART 1

     ITEM 1. BUSINESS

             (a) General Development of Business.  See (c) below.

             (b) Financial Information about Industry Segments.
                 Not Applicable.

             (c) Narrative Description of Business.

GENERAL

        Healthsource, a New Hampshire corporation established in 1985 ("Healthsource" or the "Company"), is a geographically diversified provider of a broad range of managed healthcare services. Healthsource is a leading managed care provider with health maintenance organizations ("HMOs") in North Carolina, South Carolina, New Hampshire, Massachusetts, Indiana, Maine, Tennessee, Arkansas, Syracuse, New York, Louisville, Kentucky, Georgia, north central Texas, southwestern Ohio and Connecticut. In a joint venture with Chubb Life Insurance Company, Healthsource also operates an HMO in the New York City and northern New Jersey areas. Healthsource acquired the group health, HMO and third party administration ("TPA") business of Provident Life and Accident Insurance Company of America ("Provident") of Chattanooga, Tennessee in May 1995 (the "Provident Transaction"). The national indemnity insurance and TPA business acquired from Provident (collectively referred to as "Healthsource Provident") is concentrated in the Southeast and serves a total of over 2 million members. In February 1996, the Company completed the acquisition of substantially all of the HMO assets of Central Massachussetts Health Care, Inc. ("CMHC"), an 83,400 member HMO in Worcester, Massachusetts. As a result of the Provident Transaction and the membership of CMHC and strong enrollment gains in its existing plans, on January 1, 1996 Healthsource provided or administered healthcare benefits for over 3.5 million members. Healthsource also offers point of service ("POS") plans, preferred provider organization ("PPOs") plans, utilization review ("UR") services, managed workers' compensation services, pharmacy benefit management services and other managed care consulting and administrative services to other healthcare payors including Provident and Liberty Mutual Insurance Company. The Company's executive offices are located at Two College Park Drive, Hooksett, New Hampshire 03106; telephone number
(603) 268-7000.

THE MANAGED CARE INDUSTRY

     The managed care industry has grown substantially in recent years. Total HMO enrollment grew 13.1% in 1994 to approximately 51.1 million members at December 31, 1994. Healthsource expects industry growth to continue because of continued pressure from employers and state and federal governments to control healthcare costs and the failure of unmanaged indemnity products to provide such controls. Healthsource believes that managed care will continue to be a major mechanism to control, finance and deliver healthcare in the United States in the future and may replace the current indemnity healthcare financing system.

HEALTHSOURCE'S BUSINESS STRATEGY

     Healthsource seeks to enhance its position as a leader in providing quality and affordable healthcare in an expanding set of local markets. Healthsource's business strategy has three components: (i) to expand the number of geographic markets in which it offers HMOs and other services, (ii) to increase HMO enrollment in its existing markets by capitalizing on the historically low HMO penetration rate in most of those markets, emphasizing the conversion to HMO membership of members currently being served in the Company's indemnity and self-funded plans (especially those acquired in the Provident Transaction) and continuing to develop and offer new products for different segments of the population such as Medicare, and (iii) to continue positioning its HMOs to be less vulnerable to declining average premiums by linking a large portion of healthcare costs to premiums through global capitation arrangements or other suitable arrangements with healthcare providers. When entering new markets, Healthsource seeks to purchase existing plans or seeks strategic alliances with local providers to support start-up HMOs thereby lowering the risk of entry and enhancing the competitive position of such plans. In seeking to convert existing members to HMO membership, Healthsource continues to maintain close working relationships with local physicians and hospitals and, in certain markets, to provide operating and financial support to primary care practices in order to enhance the access to, and quality and cost effectiveness of, its managed care products.

     As part of its expansion strategy in all markets, Healthsource actively seeks opportunities to acquire, make significant investments in, or provide managed care services to HMOs, managed care companies, healthcare financing and administrative companies, healthcare providers and related businesses. The Company considers such opportunities in the ordinary course of its business.

HEALTHSOURCE HEALTH PLANS

     Healthsource owns fourteen (14) operating HMOs as well as two (2) other major operating subsidiaries: (i) Healthsource Provident Administrators, Inc. ("HPA"), which operates the 1.7 million member TPA business acquired in the Provident Transaction and (ii) Healthsource Provident Insurance Company ("HPIC"), which operates the 390,000 member indemnity group health insurance business acquired in the

Provident Transaction. HPA and HPIC are headquartered in Chattanooga, Tennessee and service a national client base.

     Healthsource has organized its business into two geographic regions -- the Northern and Southern Regions (as defined in the following chart). The Northern Region is headquartered in Hooksett, New Hampshire. The Southern Region is headquartered in Chattanooga, Tennessee.

     The following table shows the membership by the Northern and Southern Region plans at January 1, 1996:

                        MEMBERSHIP AS OF JANUARY 1, 1996

                                        HMO/OTHER
                                          FULLY                                SELF-INSURED
                                         INSURED      INDEMNITY   --------------------------------------
                PLANS                  HMO PRODUCTS   INSURANCE      TPA        POS      PPO      OTHER        TOTAL
-------------------------------------- ------------   ---------   ---------   -------   ------   -------     ---------
NORTHERN REGION:
Healthsource New Hampshire............    122,300        1,200      110,000    85,500   45,150   120,000       484,150
Healthsource CMHC(1)..................     83,400           --           --        --       --        --        83,400
Healthsource Indiana..................     67,000        4,900           --        --      500     1,800        74,200
Healthsource Maine....................     65,500           --           --    30,800    2,000     3,700       102,000
ChubbHealth(2)
  New York City.......................     30,750           --           --        --       --        --        30,750
  New Jersey..........................      1,950           --           --        --       --        --         1,950
Healthsource HMO of New York (Syracuse
  NY).................................     21,200           --           --     1,300    6,800        --        29,300
Healthsource Kentucky.................     11,200           --           --        --       --        --        11,200
Healthsource Ohio.....................      1,000           --           --        --       --        --         1,000
Healthsource Connecticut(3)...........         --           --           --        --       --        --            --
                                       ------------   ---------   ---------   -------   ------   -------     ---------
SUBTOTAL -- NORTH.....................    404,300        6,100      110,000   117,600   54,450   125,500       817,950
                                       ------------   ---------   ---------   -------   ------   -------     ---------
SOUTHERN REGION:
Healthsource North Carolina...........    170,600           --           --    68,000       --     2,000       240,600
Healthsource South Carolina...........    143,700          900           --     2,100       --    11,400       158,100
Healthsource Tennessee................     62,400           --           --     6,100    8,400     4,100        81,000
Healthsource Arkansas(4)..............     32,800           --       62,100     2,500    5,500        --       102,900
Healthsource Georgia(5)...............     10,200           --           --        --       --        --        10,200
Healthsource North Texas(4)...........      4,100           --           --        --      100     1,500         5,700
HPIC (Chattanooga)(6).................         --       59,600           --        --       --   329,600(7)    389,200
HPA (Chattanooga)(6)..................         --           --    1,705,800        --       --        --     1,705,800
                                       ------------   ---------   ---------   -------   ------   -------     ---------
SUBTOTAL -- SOUTH.....................    423,800       60,500    1,767,900    78,700   14,000   348,600     2,693,500
                                       ------------   ---------   ---------   -------   ------   -------     ---------
TOTAL ALL REGIONS.....................    828,100       66,600    1,877,900   196,300   68,450   474,100     3,511,450
                                       ============   ========    =========   ========  ======   ========    =========

---------------------
(1) Acquired as of February 1, 1996.

(2) 15% owned with an option to own 50%.

(3) Recently licensed, not yet operational.

(4) 70% owned.

(5) 95% owned.

(6) Totals only -- Not separately categorized into POS and PPO plans, although many of these members are in such plans.

(7) Consists of Experience-Rated Refundable Premium Insurance.


MANAGED CARE PRODUCTS -- INNOVATION AND FLEXIBILITY

     With the rise in healthcare costs, many private employers are encouraging their employees to enroll in HMOs or other managed care options. Responding to similar cost pressures, various federal and state government healthcare programs are adding more managed care options to their healthcare plans. Healthsource seeks to meet these needs of employers and government programs not only through its core offerings of traditional HMO plans, but with a spectrum of other managed care options, including POS plans, PPO plans and managed workers' compensation. Healthsource also offers UR services, third-party claims administration and pharmacy benefit management services to assist self-insured employers. Healthcare providers typically participate in each of the Healthsource managed care plans that cover their geographic area.

     Healthsource's management philosophy is to emphasize strong local management of its plans while providing assistance, leadership and oversight, when necessary, from its Hooksett, New Hampshire and Chattanooga, Tennessee headquarters. Assistance and leadership is often provided regarding negotiating major provider contracts, important marketing assignments, product innovation, expansion and other strategic initiatives. Corporate headquarters oversight includes financial, treasury, accounting and systems functions.

  HMO Products

     Healthsource offers a variety of HMO products, enabling it to modify its benefit structure and pricing to appeal to the varying needs of employers and their employees. In an HMO plan, the HMO bears the underwriting risk that the covered medical expenses of its members will exceed related premium revenues in return for charging actuarially-determined premiums on a per member per month ("PMPM") basis to employers.

     Healthsource's HMOs consist of individual practice association plans in which each HMO maintains a network of primary care and specialist physicians, most of whom contract directly with the HMO. Independent physicians are generally reimbursed for their services by each HMO according to a fee schedule (also known as fee-for-service) or under fixed fee PMPM arrangements (also known as capitation). Both methodologies provide various incentives for quality and cost-effective care. The Company is emphasizing its global capitation arrangements with hospitals (discussed at greater length below) under which more of the costs of physicians serving Healthsource members are borne by the hospitals at risk for such members' healthcare costs.

     The Company's contracts with hospital providers are a key element in its efforts to control healthcare costs. While the Company routinely contracts with hospitals on a discounted fee-for-service and per diem basis, the primary focus of the Company's current contracting policy is to have global capitation arrangements with major hospital providers. In such arrangements, the hospital generally accepts as full payment for its services all monies remaining from the global capitation amount after payment of all other covered medical and healthcare expenses of assigned members; this global capitation amount is generally linked to a fixed dollar amount PMPM or a percentage of the Company's premiums collected for assigned members with certain negotiated variations. Through these global capitation arrangements, hospitals and their affiliated providers, such as owned physician practices, are incentivized to mitigate inappropriate utilization and otherwise strive for efficiencies in patient care. Generally, the global capitation rate in these contracts moves directly proportional to premium pricing, which provides incentives for hospitals that are parties to global capitation arrangements to assist in enhancing the quality, value and perception of the Company's HMOs in the marketplace and allows the Company more predictability in its medical loss ratio ("MLR") and less exposure to reductions in premium pricing since any such reductions in premium pricing would often be absorbed pro-rata by the hospitals that are parties to global capitation arrangements. On January 1, 1996, approximately 40% of the Company's members were covered by generally non-terminable global capitation arrangements typically having terms of from five to ten years, with many more such arrangements under active negotiation. The goal of the Company is to obtain as many global capitation arrangements as reasonably possible.

  Point of Service Plans

     A POS plan incorporates greater flexibility than a traditional HMO plan, typically containing some of the favored provider pricing and utilization controls of an HMO while permitting the member to use providers outside the prescribed network at an increased cost to the member. These plans may be offered to employers on a fully-insured or self-insured basis depending upon the preferences of the employer. The availability of the POS option has enabled Healthsource to service various large national employers who have requested this option.

  Preferred Provider Organization

     A PPO is an indemnity healthcare plan which relies on a network of physicians, hospitals and other providers to provide care on negotiated financial terms (including discounts or other favorable pricing methodologies) and which provides members with a greater level of coverage for using network providers. In markets where the Company has its own HMO, it typically uses the HMO providers as the preferred providers in the PPO network. To serve the broader geographic base of members acquired in the Provident Transaction and other national and regional accounts in other markets, the Company contracts with third-party PPO providers for access to their networks. The Company believes PPOs are a transitional product since gatekeeper health plans such as HMOs and POS plans allow better utilization management and are more easily supported by global capitation arrangements.

  Third-Party Administration Services

     Through its TPA services, Healthsource processes claims for medical and dental services to members of employer-sponsored, self-funded plans and reimburses the provider or member according to the terms of each plan. Employers often purchase TPA services which are bundled with UR services and selected PPO networks in an effort to apply managed care techniques to their self-funded plans. Under its TPA arrangements, Healthsource does not generally bear any healthcare cost risk and, accordingly, is not paid an underwriting premium. Instead, Healthsource's TPA arrangements typically provide for the payment of administrative fees which generally vary by the number of members covered. Certain of these contracts contain performance guarantees as to timeliness and accuracy and certain other risk features which can place compensation under such contracts at risk. Of the total of 1.9 million members being provided TPA services, more than 1.7 million are serviced by HPA from its headquarters in Chattanooga, Tennessee, seven regional claim centers, and field sales offices in 13 states. Other significant TPA operations are administered by affiliates of the New Hampshire and Arkansas plans.

  Medicare Risk Products

     The Company is actively developing HMO products for the Medicare market using a task force headquartered in New Hampshire. The task force is designing provider contracts, creating marketing materials and strategies and preparing the Health Care Financing Administration ("HCFA") applications and documentation on a centralized basis with the expectation that Medicare Risk contracts would be sought in most of the Company's markets. The Company expects to support the offering of Medicare HMO products in each market typically with a global capitation arrangement with one or more local hospitals. The Company has found that its hospital providers are often interested in providing care to Medicare HMO plans and willing to consider healthcare risk assumption under global capitation arrangements. The degree of customer acceptance of these products is unknown and will depend upon various policy decisions by Congress and HCFA, as well as upon successful marketing in each market inasmuch as Medicare HMO membership is sold on an individual rather than group basis. The Company's objective is to have Medicare risk contracts in six markets within 12 months; one such plan is currently operational.

INDEMNITY INSURANCE PRODUCTS

     Prior to the Provident Transaction, the Company owned three small indemnity insurance companies. With the Provident Transaction, the Company chartered a new Tennessee insurance company -- HPIC, headquartered in Chattanooga, Tennessee. HPIC assumed the indemnity insurance portion of the Provident group health business and provided healthcare insurance to approximately 390,000 members on January 1, 1996 through two basic forms of coverage -- Experience Rated Refundable Premium Insurance and Other Insurance Products.

  Experience Rated Refundable Premium Insurance

     Approximately 330,000 persons are covered under Experience Rated Refundable Premium policies in which the employer generally bears most of the healthcare claims risk and can receive a refund when claims experience is favorable. Premiums for this coverage are based on the actual claims experience of the employer in prior periods, adjusted for projected future experience, plus a charge for administrative expenses, certain risks and profit. At the end of each policy year, an employer's account will show a surplus or deficit balance depending on defined claims experience. Surplus balances for a current year are first applied to prior deficits, if any, and then, at the employer's election, either held in reserve to offset future deficits or refunded. In years with deficit balances, premiums for future periods are sought to be adjusted so that Healthsource may recover the deficit, provided the employer maintains its relationship with Healthsource; there is no assurance that any such deficit can ultimately be recovered. Operating results fluctuate with claims experience since all claims are expensed, whether or not currently recoverable from employers.

  Other Insurance Products

     In the Provident Transaction, Healthsource also acquired a book of fully-insured group health policies which are marketed to small and medium sized employers and which covered 60,000 members on January 1, 1996. The current market for this business is primarily employers located in the southeastern United States and having approximately 25 to 150 employees, although in some cases larger employers may choose these types of plans. The majority of this business includes the use of contracted PPO networks with premiums actuarially based on the expected claims experience of pools of similar risks, together with provision for administrative expenses and profit. Profitability of this business is affected by premium pricing competition, deviations of actual claims experience from expected claims experience and the ability to control administrative expenses. Claims experience for this product is primarily a function of healthcare costs, morbidity rates and the effectiveness of utilization controls and provider discounts available through contracted PPO networks.

OTHER MANAGED CARE SERVICES

  Utilization Review Services

     UR services are provided to certain self-funded and insured plans by Healthsource's healthcare professionals and may include pre-admission certification and concurrent review of inpatient care, as well as other utilization management services. As with TPA services, Healthsource does not typically bear utilization risk in providing UR services; rather it receives fees which are based on the level of services provided.

  Managed Workers' Compensation

     Healthsource also applies its managed care expertise to workers' compensation programs of insurers and employers, both in the residual and voluntary markets. Under these managed workers' compensation arrangements, the insurer or employer retains the underwriting risk for healthcare and disability costs while Healthsource furnishes access to provider networks and renders TPA and case management services for a fee. Healthsource currently has a managed workers' compensation program in New England including the residual market in New Hampshire and Vermont but also for commercial accounts in New Hampshire, Maine and Massachusetts.

  Pharmacy Benefit Management Services

     Through its subsidiary, Healthsource Rx, Healthsource provides pharmacy benefit management services to its affiliated plans and to self-insured employers. These services include network and claims administration services and discount arrangements.

PHYSICIAN RELATIONSHIPS

     Healthsource believes that physicians are a critical factor in managing healthcare costs through their ability to control the quality and utilization of services from hospitals, specialists and other providers. Therefore, Healthsource has structured its business on the premise that physicians need to be actively involved in its HMOs. Healthsource's HMOs typically have quality assurance and UR committees comprised of local physicians, and physicians currently constitute a majority of the Board of Directors of Healthsource and several of Healthsource's majority-owned HMOs. Healthsource has also found that its policy of involving physicians is helpful as it seeks to enlist physician support in new markets. Healthsource currently contracts with over 40,000 physicians.

QUALITY MANAGEMENT

     The Company promotes quality healthcare for its members. Most initiatives are performed at the local HMO level. Typical initiatives include programs to increase preventive screening such as mammography testing, primary care physician profiling for quality indicators ("report cards"), disease management programs to improve certain disease outcomes (such as for asthma treatment), consumer satisfaction surveys to assess member perceptions, and quality of service indicators such as telephone waiting time.

     The Company operates an organ transplant provider network from its Chattanooga headquarters for the benefit of its HMOs and various other managed care subsidiaries. The providers in this network are among the nation's leading organ transplant centers, although individual HMOs and other subsidiaries are not required to use it exclusively.

     The Company has begun obtaining voluntary accreditations for its health plans from the National Committee of Quality Assurance (NCQA), an independent organization which reviews HMOs. The Company's HMOs in New Hampshire, North Carolina and Maine have received provisional one year accreditations and the Syracuse, New York plan has received a one year accreditation. The Company's South Carolina HMO has been reviewed but has not been yet notified of the results. The Company is planning to have its other HMOs reviewed as soon as practicable.

MARKETING

     The Company uses a variety of marketing strategies to sell its managed care products. The Company, as with most HMOs, has relied upon an internal sales force to pursue local markets. With additional opportunities in the small group market, the Company's HMOs have often built relationships with independent insurance brokers in their markets. The Company has also acquired two TPA firms headquartered in New Hampshire and Arkansas whose contacts with self-insured employers and brokers have led to substantial contracts in the New England and Arkansas markets. These acquisitions have provided valuable experience in integrating various distribution systems and multi-line products and have assisted in the assimilation of the book of business acquired in the Provident Transaction and the development of strategies to convert those members to HMO products.

     The Company is developing a coordinated approach to regional accounts in New England and the Southeast across plan lines to improve effectiveness. As a result of the Provident Transaction, a similar approach (using resources in New Hampshire and Chattanooga) is being developed for national accounts. The Company has a focused marketing effort on a cross-plan basis to seek HMO conversions from its TPA membership. The Company's sales force is also cross-selling HMO, POS, TPA, and indemnity products so as to seek total replacement coverage for customer accounts.

STRATEGIC ALLIANCES

     Healthsource believes that strategic alliances are an important way to enter new markets on a start-up basis. Healthsource has forged strategic alliances to enhance its competitiveness, reduce risks and accelerate market penetration. These alliances have taken various forms and involved various allies, including strong regional healthcare providers. Healthsource has strategic hospital alliances for its HMOs in Arkansas, Savannah, Georgia, Fort Worth, Texas, Worcester, Massachusetts and Dayton, Ohio. In addition, Healthsource has joined with Liberty Mutual Insurance Company to provide managed care services to the workers' compensation market in New Hampshire.

MANAGEMENT INFORMATION SERVICES

     All of the Company's HMOs and other products use extensive computer-based management information systems ("MIS") for various purposes, including claims processing, billing, utilization management and precertification of selected healthcare services, underwriting, marketing and sales tracking, general accounting, medical cost trending, managed care reporting and financial planning. The MIS systems provide on-line support to member, group and provider service functions. The Company's MIS systems and supporting hardware are continually being enhanced and upgraded in order to increase efficiency, capacity and flexibility of the system.

     The Company maintains two major MIS centers in Hooksett, New Hampshire (120 employees) and Raleigh, North Carolina (70 employees) to service its HMOs and related products. HPIC and HPA receive data services from Provident's main computer system in Chattanooga under a comprehensive Computer Services Agreement with a term through May 1, 1999 and containing an option by the Company to terminate at any time after May 1, 1997. The Company has 140 MIS employees in Chattanooga primarily working on software maintenance and development to support the business needs of HPIC and HPA. As part of a comprehensive review of the computer needs of the Company, the Company is evaluating opportunities to outsource its data center operations in Chattanooga as well as other sites.

     The Company has made substantial investments in MIS for healthcare cost, utilization and quality management reporting. Assisting its healthcare providers with their data needs is a major priority of the Company's MIS Department and involves a large commitment of resources by the Company. The claims history of managed care members is available on a separate computer system, the "Data Warehouse," which utilizes a relational database to accomplish data analysis and report generation by MIS personnel, financial analysts and plan personnel. Healthsource's medical management subsidiary, Healthsource Innovative Medical Management, Inc., is developing a proprietary set of reports, the Diagnostic Medical Management Information System. Two components of this system will be (i) the Network Performance Package which provides an analysis of the healthcare utilization of members associated with the particular capitated hospital group to support the development of customized, effective, medical management improvement initiatives, and (ii) the PrimarySource which profiles a primary care physician on the utilization of medical services associated with members under the physician's care.

COMPETITION

     The managed healthcare industry is highly competitive at both the local HMO level and in the regional and national employer markets. The principal competitive factors affecting the Company's products are premium rates and fees, plan design and flexibility, and physician/hospital network and reputation. In many historically under-penetrated markets such as the Carolinas, many new HMOs have been recently licensed which is reflected in premium pressure for new and renewal business. As a result of this competition, the Company experienced a 3.5% decline in average premium yield per member during 1995 and expects a similar decline during 1996.

     The Company competes in all of its markets with Blue Cross plans, indemnity insurers, HMOs, TPAs, PPOs and other managed care companies, some of which have greater financial resources than the Company. The Company also faces competition in many of its markets from hospitals and other provider groups who have organized their own networks to contract directly with employer groups. As managed care has expanded generally, many more employers are offering both HMO and indemnity options; thus the ability to offer a wide variety of HMO, POS, PPO and other services has become an important competitive factor. The Company uses its strategic alliance concept and selective contracts with key physician groups to enhance its competitive position. The Company expects that competition for all business may become even more intense during 1996.

     In connection with start-up HMOs developed with strategic provider partners and certain consulting arrangements, the Company often agrees to restrict its activities in a defined area; the Company has made such agreements in connection with Healthsource Arkansas, Healthsource Savannah, Healthsource North Central Texas, ChubbHealth and Vermont Blue Cross. As part of the Provident Transaction, the Company entered into a non-competition agreement with Provident under which the Company agreed not to write for its own account certain types of medical stop-loss insurance, group long- and short-term disability insurance or group life insurance for certain accounts and areas and for certain restricted periods ending between 1998 and 2000 as specified in the agreement. The non-competition agreement is subject to various exceptions.

GOVERNMENTAL REGULATION

     General. State and federal regulation of HMOs, managed care products and indemnity insurance varies from jurisdiction to jurisdiction, is subject to frequent change and generally gives responsible administrative agencies broad discretion. Laws and regulations relating to Healthsource's businesses are subject to amendment or interpretation in each jurisdiction and any such amendments or interpretations could adversely affect Healthsource's operations, products, profitability or business prospects or require Healthsource to change some of its products, services, contracting policies or marketing plans. Healthsource is unable to forecast which additional laws or regulations, if any, affecting its business might be enacted in the future nor how existing or future regulations might be interpreted.

     New Restrictive Laws. A number of states have enacted small group insurance and rating reforms which generally limit the ability of insurers or HMOs to use risk selection or pre-existing condition exclusions as methods of controlling costs. In addition, many states are considering (or have enacted) specific limitations on the ability of insurers or HMOs to control admissions and length of stay, to affect the provision of healthcare services through UR procedures, to use certain capitation or other payment methodologies, to expend less than a certain percentage of premium on healthcare costs, to contract exclusively with physicians or other providers or to exclude certain providers and other measures. The effect of widespread enactment of such laws might be to reduce the Company's ability to control some major elements of its healthcare expenses.

     HMOs. All of the states in which the Company owns HMOs have enacted comprehensive statutes regulating the activities of HMOs. Most states require periodic financial reports from licensed HMOs and impose minimum capital and specific reserve requirements. These capital requirements impose significant restrictions on the ability of any affiliated HMO to pay dividends to the Company and could require the Company to make additional capital contributions to its HMOs. A significant portion of the Company's cash, marketable securities and other assets is held by HPIC, Healthsource New Hampshire, Healthsource North Carolina, Healthsource South Carolina, and other HMOs, and is restricted to use within the operations of each of those entities. In addition, certain of the Company's HMOs are required to maintain segregated cash reserves in interest-bearing instruments held by bank trustees or state regulators. Some regulations also enable state agencies to review all material contracts entered into by HMOs, including management contracts, for reasonableness of fees charged and other issues.

     Governmental Programs. The Company currently has one Medicare risk contract, but will be seeking approval of such contracts in many of the Company's markets. The Company's HMOs which obtain Medicare risk contracts will be subject to regulation by the HCFA, an agency of the United States Department of Health and Human Services. HCFA has the right to audit HMOs operating under Medicare risk contracts to determine compliance with HCFA contracts and regulations as well as the quality of care rendered to plan members. Medicare risk contracts also require an HMO to (i) be either a federally qualified HMO or a Competitive Medical Plan (as defined by the Social Security Act) and (ii) comply with requirements for independent review of member services by contracted peer review organizations. The Company's HMOs which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees and payment for those services. Both Medicare and Medicaid have extensive laws and regulations relating to physician incentive plans and provider referrals which may affect the Company's operations. Many of the Company's HMOs have contracts with the Office of Personnel Management ("OPM") for the Federal Employees Health Benefits Program; these contracts are subject to extensive regulation, including complex rules relating to permissible premiums that may be charged to employees. OPM has the authority to audit the rates charged and often seeks refunds and other sanctions against participating HMOs where premiums are claimed to have exceeded permissible levels. Many of the Company's HMOs also have contracts with states permitting HMO products to be offered to a broad range of governmental employees in such states and are subjected to various operating and financial requirements as a condition of such contracts.

     Indemnity Insurance Regulation. The Company's indemnity insurance subsidiaries are subject to regulation by the Department of Insurance in each state in which the entity is licensed. Regulatory authorities exercise extensive supervisory power over insurance companies with respect to the licensing of new companies and products, the level of required capital and reserves, required benefits, the approval of policy forms, limitations on investments, and periodic examination of operations. The Company's insurance company subsidiaries are also required to file periodic statutory financial statements in each licensed jurisdiction and are restricted in their ability to pay dividends to, or contract with, the Company and its affiliates to the same extent as HMOs.

     Insurance Holding Company Regulation. The Company, by virtue of its ownership of HMOs and insurance subsidiaries is subject to various state insurance holding company laws; such insurance holding company laws and related regulations generally require registration with the state Department of Insurance and the filing of certain periodic reports describing the capital structure, ownership, financial condition, certain intercompany transactions and general business operations of the holding company system. Changes to the capital structure of the Company and its subsidiaries or material inter-company transfers or agreements may trigger notice or prior approval requirements, depending on the size and nature of the transactions.

     ERISA. The provision of goods and services to or through certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 ("ERISA") and regulations promulgated thereunder. ERISA is administered by the United States Department of Labor ("DOL") and provides various restrictions on the Company's administration of most self-funded and other ERISA-governed plans exclusive of governmental plans. The DOL is engaged in an active ERISA enforcement program, including litigation surrounding the calculation of percentage co-insurance provisions on discounted services, which enforcement activities may expand the potential liabilities associated with administering ERISA plans. The provisions of ERISA have generally been considered to preempt state regulation (other than insurance regulation) of plans governed by ERISA and the Company thereby has been exempt from most state-law based claims arising from the administration of ERISA plans; recent judicial decisions, however, have weakened the ERISA preemption doctrine. There have also been recent legislative attempts to limit ERISA's preemptive effect. As a result, the Company could be exposed to greater threat of state law-based claims relating to ERISA plans and services.

     TPAs. HPA and certain other subsidiaries of the Company are also licensed as TPAs in states where such licensing is required for their activities. TPA regulations generally contain certain required claims procedures, periodic reporting obligations and minimum financial requirements which vary by state.

     PPOs. Certain of the Company's subsidiaries that offer PPO panels or arrangements may be subject to regulation in various states. Such PPO regulations generally contain certain network, contracting, financial and reporting requirements which vary by state.

     UR. A number of states have enacted laws or adopted regulations governing the provision of UR activities. Generally, these laws and regulations require compliance with specific standards for the delivery of services, confidentiality, staffing and policies and procedures of private review entities. Some of these laws and regulations may affect certain operations of the Company's subsidiaries.

PERSONNEL

     As of February 1, 1996, Healthsource and its majority-owned subsidiaries employed approximately 5,200 employees. None of Healthsource's employees are subject to collective bargaining agreements. Healthsource believes its relationship with its employees is good.

PROVIDENT TRANSACTION

     Effective May 1, 1995, Healthsource acquired the group health, HMO and TPA business of Provident for $231 million in cash and securities. The business acquired in such transaction had $76 million in tangible net equity. The Company paid $131 million in cash, subject to certain post-closing adjustments, and issued to Provident 1,000,000 shares of non-voting, non-convertible Class A Cumulative Preferred Stock with a face value of $100 per share. The Preferred Stock pays an annual dividend of 6.25% for an initial two-year period, during which the Company has the right to redeem such stock for cash or by issuing a ten-year subordinated note bearing a market interest rate, failing which the dividend rate on the Preferred Stock is to be reset on May 1, 1997 to a market rate. The cash portion of the purchase price was paid in part from cash on hand and in part from an advance under the Company's revolving line of credit with Chase Manhattan Bank, as administrative agent, and a syndicate of other banks (the "Chase Facility").

     In conjunction with the Provident Transaction, the Company and Provident entered into an agreement expiring in December 1997 under which the Company will provide certain administrative services relating to Provident's retained stop-loss business and Provident's disability products. The Company also entered into a Computer Services Agreement having a minimum term of two years by which the services of Provident's main computer center are provided to the operations of HPA and HPIC.

RECENT ACQUISITIONS

  CMHC

     Effective February 1, 1996, the Company acquired substantially all of the operating assets of CMHC, a not-for-profit HMO with 83,400 members located in Worcester, Massachusetts the ("CMHC Transaction"). The Company paid approximately $46.5 million in cash for such HMO assets, which after post-closing adjustments will have a closing net worth of approximately $7.2 million. The Company will continue to operate this HMO under the name Healthsource CMHC from the headquarters in Worcester and will provide additional support and integration from the Company's corporate staff and HMO in New Hampshire.

  PACC

     On January 22, 1996, the Company entered into a definitive agreement to purchase substantially all of the operating assets of PACC HMO and PACC Health Plans (jointly "PACC") for a price of approximately $80 million in cash subject to significant accounting adjustments (the "PACC Transaction"). PACC is a 110,000 member not-for-profit managed care provider serving the greater Portland, Oregon area. The assets being acquired are required to have a consolidated net worth at closing of approximately $41 million. The Company intends to fund the PACC Transaction from borrowings under the Chase Facility or other financial resources. Due to the not-for-profit status of PACC, the transaction is subject to the approval of the Oregon Attorney General's Office. The transaction is also subject to regulatory approvals and certain other material closing conditions. Healthsource cannot predict when or if such approvals will be obtained or such closing conditions will be satisfied.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
     ACT OF 1995: The statements contained in this section concerning future premium pricing levels, future MLR levels, the Company's ability to control healthcare and SG&A costs and all other statements that are not historical facts are forward looking statements; actual results may differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties, including but not limited to the following: that increased regulation will increase healthcare expenses; that increased competition in the Company's markets, changes in product mix or other factors will unexpectedly reduce premium yield; that the Company will be unable to close sufficient global capitation arrangements with key providers;
     that healthcare costs in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, changes in physician practices and new technologies; and that the Company will be unable to close acquisitions of other HMOs and healthcare financing companies on satisfactory terms in key markets. Shareholders are also directed to the other risks discussed in other documents filed by the Company with the Securities and Exchange Commission (the "Commission").

        ITEM 2. PROPERTIES

        Healthsource's principal executive offices are located at Two College Park Drive, Hooksett, New Hampshire 03106, where Healthsource owns a large tract of land. Healthsource currently occupies a 97,600 square foot office building on this site and has announced plans to ultimately construct two additional buildings on the same site with approximately 200,000 square feet to replace other leased facilities in New Hampshire.

     Healthsource's health plans and other affiliates own or lease office space in the following major locations, among others, to support their operations:

                                                        FACILITY
                                                          (SQ.                         MONTHLY
    LOCATION                                              FT.)       LEASED/OWNED     BASE RENT
    --------                                            --------     ------------     ---------
    Chattanooga, TN...................................   196,400        Leased        $ 227,200
    Concord, NH.......................................    89,000        Leased        $  43,200
    Chattanooga, TN...................................    87,600         Owned              N/A
    Morrisville, NC...................................    63,100        Leased        $  72,500
    Charleston, SC....................................    45,300        Leased        $  54,900
    Freeport, ME......................................    44,700        Leased        $  38,000
    Little Rock, AK...................................    30,500        Leased        $  21,600
    Indianapolis, IN..................................    30,000        Leased        $  21,600

     Healthsource Provident also maintains sales offices in 20 cities in leased facilities.

     Healthsource believes that the facilities which it currently owns or leases, together with the expansion plans and options which it has arranged, will be adequate to meet its current needs.


     ITEM 3. LEGAL PROCEEDINGS

     Healthsource is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None.


                                       PART II

        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


                          PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "HS." The approximate number of record holders of the Company's Common Stock as of February 26, 1996 was 10,600. Such number does not reflect the number of persons or entities who hold shares in nominee or "street" name through various brokerage firms. The following table sets forth for the periods indicated the high and low closing sales prices for the Company's Common Stock as reported on the New York Stock Exchange Composite Tape, as adjusted for a two-for-one stock split effective December 15, 1995 and a two-for-one stock split effective March 14, 1994.

                                                                          HIGH       LOW
                                                                          -----     -----
    1994
    First Quarter.......................................................   16 7/8   13 1/4
    Second Quarter......................................................   16 1/2   13 1/4
    Third Quarter.......................................................   17 3/4   13 1/4
    Fourth Quarter......................................................   20 1/2   15 3/4
    1995
    First Quarter.......................................................   23 5/8   19 1/4
    Second Quarter......................................................   23       15 1/8
    Third Quarter.......................................................   24 1/2   17 1/4
    Fourth Quarter......................................................   36       21
    1996
    First Quarter (through February 26, 1996)...........................   40  1/8  29   1/4

     The Company has not paid cash dividends on its Common Stock since its inception and does not expect to pay cash dividends on the Common Stock in the foreseeable future.

        ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial information should be read in conjunction with the accompanying Consolidated Financial Statements and the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Report.

                                                                                YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------------
                                                                  1995         1994        1993        1992        1991
                                                               ----------    --------    --------    --------    --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AND MEMBERSHIP DATA)
STATEMENT OF OPERATIONS DATA(1):
Revenue:
    HMO medical premiums....................................   $  811,645    $515,639    $239,600    $135,861    $ 69,764
    Other insured medical premiums..........................      184,819      16,837      21,190      19,894       1,111
    Administrative and managed care fees....................      170,233      51,767      30,045      21,831      16,642
                                                               ----------    --------    --------    --------    --------
    Total operating revenue.................................    1,166,697     584,243     290,835     177,586      87,517
Expenses:
    Cost of HMO medical premiums............................      621,888     394,173     178,241     104,003      49,599
    Cost of other insured medical premiums..................      149,396      14,020      17,142      14,980       1,101
Selling, general and administrative:
    HMO and other insured services(2).......................      153,326      82,550      39,902      20,855       9,169
    Administrative and managed care services................      146,340      40,107      23,300      17,874      14,463
                                                               ----------    --------    --------    --------    --------
    Total selling, general and administrative(2)............      299,666     122,657      63,202      38,729      23,632
    Depreciation and amortization...........................       24,129      11,254       6,028       3,913       1,743
                                                               ----------    --------    --------    --------    --------
    Operating income........................................       71,618      42,139      26,222      15,961      11,442
Interest income(3)..........................................       20,823      13,004       6,648       4,646       3,806
Interest expense............................................       (5,392)         --          --          --          --
Equity in income of unconsolidated affiliates...............           --       1,670       3,544       3,006       2,098
Net income..................................................       56,271      39,044      26,064      16,987      12,700
Preferred stock dividends(4)................................       (4,167)         --          --          --          --
                                                               ----------    --------    --------    --------    --------
Net income applicable to common shareholders................   $   52,104    $ 39,044    $ 26,064    $ 16,987    $ 12,700
Net income per common share(5)..............................   $     0.81    $   0.62    $   0.48    $   0.35    $   0.29
Shares used in calculating net income per common share(5)...       64,195      62,818      54,332      48,888      44,796
OPERATING STATISTICS -- FULLY INSURED HMO(6):
    Membership:
        Northern region.....................................      273,000     200,300     175,800     152,900      83,700
        Southern region.....................................      332,200     197,500     124,000      88,200      62,500
                                                               ----------    --------    --------    --------    --------
        Total...............................................      605,200     397,800     299,800     241,100     146,200
    Average annual hospital bed days per 1,000 members(7):
        Northern region.....................................          226         244         254         278         281
        Southern region.....................................          248         248         283         287         300
    Medical loss ratio(8):
        Northern region.....................................        77.7%       76.9%       74.8%       76.6%       72.5%
        Southern region.....................................        75.6%       76.1%       77.3%       77.6%       75.6%

                                                                                      DECEMBER 31,
                                                               ----------------------------------------------------------
                                                                  1995         1994        1993        1992        1991
                                                               ----------    --------    --------    --------    --------
BALANCE SHEET DATA:
    Working capital.........................................   $  144,470    $100,411    $127,388    $ 51,772    $ 56,586
    Total assets............................................      873,039     424,275     294,924     146,568     115,240
    Long term debt..........................................       95,000          --          --          --          --
    Total shareholders' equity(4)...........................      488,082     322,484     241,642     119,480     101,100

---------------

(1) Acquisitions in all years presented affect the comparability of these amounts. See Note 4 to the Consolidated Financial Statements.

(2) Includes premium tax of $4,265, $3,578, $2,837, $2,236 and $1,397 for 1995,
    1994, 1993, 1992 and 1991, respectively which were previously separately reported.

(3) Includes minority interest in (income) loss of consolidated entities of $277, $397, $59, $(65) and $(133) for 1995, 1994, 1993, 1992 and 1991,
    respectively which were previously separately reported.

(4) The Company paid cash dividends relating to its preferred stock of $4.2 million in 1995. No cash dividends were paid in any previous periods presented.

(5) Healthsource declared a two-for-one stock split in the form of a 100% stock dividend effective December 15, 1995, a two-for-one stock split in the form of a 100% stock dividend effective March 14, 1994, and a three-for-two stock split in the form of 50% stock dividend effective December 15, 1992. All share and per share amounts have been restated for the stock splits.

(6) The Northern Region includes HMOs operating in New Hampshire, Indiana, Syracuse, New York, Louisville, Kentucky and Maine. The Southern Region includes HMOs operating in South Carolina, Tennessee, North Carolina, Arkansas, Savannah, Georgia and north central Texas. Indiana, Tennessee, and North Carolina are included since the ownership of investments therein were acquired in May 1992, December 1991, and December 1990, respectively. Arkansas, Savannah, Georgia, north central Texas and Louisville, Kentucky are included since commencement of operations in January 1994, November 1994, January 1995 and July 1995, respectively. Syracuse, New York is included since January 1991, which is the first full year that the Company managed the plan.

(7) Calculated on the basis of average members during the period, excluding mental health and substance abuse days.

(8) Cost of HMO medical premiums for the plans in each region divided by HMO medical premium revenue.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     General -- The Company has experienced substantial growth in both revenues and profitability since its formation in New Hampshire in 1985. Revenue growth has been accomplished through increasing membership and medical premiums per member and administrative and managed care fees from self-insured employers and through acquisitions. The Company has made acquisitions of HMO companies resulting in wholly-owned subsidiaries in South Carolina, Tennessee, Maine, Indiana, North Carolina, and Syracuse, New York. The Company has formed strategic alliances with hospitals to operate HMOs in Arkansas, Georgia, north central Texas, Worcester, Massachusetts and southwestern Ohio and has formed start-up HMOs in Connecticut and Louisville, Kentucky. It also formed a strategic alliance with Chubb Life Insurance Company to operate an HMO (ChubbHealth) in the metropolitan New York City and northern New Jersey areas. Effective May 1, 1995, the Company acquired the group health, TPA and HMO business from Provident for $231 million in cash and preferred stock. To conduct the acquired businesses, the Company organized and capitalized HPIC to assume the insured business and HPA to administer the self-insured business.

     Many federal and state proposals have been made in the past to reform the healthcare system. The Company anticipates that federal and state legislatures will continue to assess alternative healthcare systems and payment methodologies. The Company is unable to predict which, if any, of these healthcare reform proposals may be adopted. While the Company does not believe it would be materially adversely impacted by most of the proposed reforms, certain proposals could have such an impact and the imposition of a single-payor system in any state could potentially eliminate the Company's business in that state. See "Business -- Governmental Regulation."

     The premium pricing environment became much more competitive in the Company's markets during 1995. The Company experienced a decline in average premium of 3.5% PMPM. The Company expects a similar decline in 1996. This trend may continue beyond 1996. As a result of this premium pricing pressure, the Company's medical loss ratio and ultimately its profitability will depend on its ability to control healthcare costs. Since the Company commits to provide its services to members at prices fixed for one year, unexpected cost increases during this period cannot be passed on to employers or to members. The Company believes its continued profitability in 1995 can be attributed primarily to increases in membership, increased revenue from administrative and managed care services, its success in obtaining global capitation provider agreements and other cost control efforts, the effects of the Provident Transaction in May 1995 and the acquisition of the remaining interest in Healthsource HMO of New York (HSNY) in November 1994.

     Fiscal Year 1995 Compared To Fiscal Year 1994 -- Revenue increased 100% to $1.17 billion from $584 million. The majority of the increase was the result of a 57% increase in HMO medical premium revenue to $812 million from $516 million. The change in HMO medical premium revenue was attributable to: (1) a $131 million increase due to the effect of the acquisition of the remaining interests in Healthsource North Carolina (HSNC) and HSNY and the acquisition of HMO members in the Provident Transaction (2) the combined effect of a 44% increase in average membership and a 3.5% decrease in average medical premium yield to $130 PMPM from $135 PMPM at its subsidiaries, Healthsource New Hampshire (HSNH), Healthsource Tennessee (HSTN), Healthsource Maine (HSME), Healthsource South Carolina (HSSC), Healthsource Arkansas (HSAR), and Healthsource Indiana (HSIN) ("Existing Plans"); and (3) from the commencement of operations of Healthsource Savannah (HSSV) and Healthsource Kentucky (HSKY).

     In addition, there was a significant increase in other insured medical premiums to $185 million from $17 million as a result of the acquisition of Provident's fully-insured managed indemnity products and experience rated refundable premium products.

     The remaining revenue increase was due to a 229% increase in administrative and managed care fee revenue to $170 million from $52 million which resulted from the Provident Transaction, continued growth of the Company's self-funded, POS business in various states, workers' compensation healthcare administration fees in New Hampshire, and the effect of the acquisition of the remaining interest in Healthsource North Carolina Administrators, Inc. (HSNCA) during 1994.

     Cost of HMO medical premiums increased 58% to $622 million from $394 million. This increase was due to the effect of the acquisition of the remaining interests in HSNC and HSNY, the combined effect of the 44% increase in average membership with a 3.7% decrease in average cost of medical premiums to $99 PMPM from $103 PMPM at Existing Plans, and the commencement of operations of HSSV and HSKY. This 3.7% decrease in costs resulted from lower inpatient and outpatient hospital costs as a result of favored hospital pricing arrangements and global capitation arrangements offsetting increases in diagnostic testing and pharmaceutical costs.

     The Company's cost of HMO medical premiums as a percent of HMO medical premiums (HMO medical loss ratio or "MLR") increased to 76.6% from 76.4%. Although the 3.5% decrease in the average premium yield was less than the 3.7% decrease in average cost of medical premiums at Existing Plans, this positive effect was offset by HSNC, HSNY, HSSV, and HSKY which combined had higher medical loss ratios than the Existing Plans. The Company expects the premium pricing environment to remain competitive during 1996 and possibly beyond. The medical loss ratio may increase if the Company is unable to keep the cost of medical premiums in line with premium yields.

     The cost of other insured medical premiums increased to $149 million from $14 million as a result of the acquisition of Provident's fully-insured managed indemnity products and experience rated refundable premium products.

     Total selling, general and administrative ("SG&A") expenses increased to $300 million from $123 million due to acquisitions and the development of existing and new businesses. As a percent of total revenue, SG&A increased to 25.7% from 21.0% as a result of the self-funded business acquired in the Provident Transaction which has inherently higher levels of SG&A expense.

     SG&A expenses related to HMO, fully-insured medical business and corporate administration increased 86% to $153 million from $83 million. This increase was primarily due to the effect of the acquisition of the remaining interests in HSNC and HSNY and the Provident Transaction, the membership increases at Existing Plans and start up of operations at HSSV and HSKY, and other business development activities. SG&A expenses related to administrative and managed care fees increased 265% to $146 million from $40 million due to the Provident Transaction, the effect of the acquisition of the remaining interest in HSNCA and increases in the Company's administrative service businesses serving self-insured POS and managed workers' compensation membership.

     Depreciation and amortization expense increased 114% to $24 million from $11 million due to amortization expense associated with the acquisitions of Provident and the remaining interests in HSNC and HSNY and depreciation associated with increased capital purchases.

     Interest and other income increased 60% to $21 million from $13 million. This increase resulted primarily from the increase in cash, cash equivalents and marketable securities associated with the Provident Transaction, the acquisition of HSNC and continued increases in cash available from operations. The Company incurred interest expense of $5 million in 1995 as a result of borrowings associated with the Provident Transaction.

     The Company had no equity in the income of unconsolidated affiliates for the year ended December 31, 1995 as compared to $1.7 million in the same period in 1994. This decrease occurred because of the Company's acquisition of the remaining interests in HSNC and HSNY which were previously accounted for using the equity method.

     The Company's effective tax rate increased to 35.4% from 31.2% due to the decline of non-taxable interest income as a percentage of total interest income and as a percentage of total operating income.

     Fiscal Year 1994 compared to Fiscal Year 1993 -- Revenue increased 101% to $584 million from $291 million. The majority of the increase was due to a 115% increase in HMO medical premium revenue which was attributable to: (1) $181 million in medical premium revenue due to the acquisition of the remaining interest in the parent companies of HSME, HSNC, and HSNY; (2) the combined effect of an 11% increase in average membership and a 4% increase in average medical premium yield to $145 PMPM from $140 PMPM at its wholly-owned subsidiaries HSNH, HSIN, and HSTN; and (3) $12 million in medical premiums from the commencement of operations of HSAR. The remaining revenue increase was due to a 72% increase in administrative and managed care fees to $52 million from $30 million resulting primarily from continued growth of the Company's self-funded POS business in New Hampshire and Maine, managed workers' compensation healthcare administration fees in New Hampshire, administrative fees generated by the acquisition of a TPA business in Arkansas and the acquisition of the remaining interest in HSNCA.

     Cost of HMO medical premiums increased 121% to $394 million from $178 million. This increase was due to the acquisition of the remaining interests in HSME, HSNC, and HSNY, the commencement of operations of HSAR, and the combined effect of the 11% increase in average membership with an increase in average costs of medical premiums of 6% to $110 PMPM from $104 PMPM at HSNH, HSIN, and HSTN. This 6% increase was primarily attributable to HSIN, which experienced unfavorable inpatient case mix and significantly higher diagnostic, physician and pharmaceutical costs.

     The Company's MLR increased to 76.4% from 74.4% because the 4% increase in the average premium yield was less than the 6% increase in average cost of medical premiums at HSNH, HSTN, and HSIN and because of the acquisition of the remaining interest in HSME which had a higher MLR than the Company's 1993 MLR.

     Total SG&A expenses increased to $123 million from $63 million due to acquisitions and the development of existing and new business. As a percent of total revenue, SG&A decreased to 21.0% from 21.7%.

     SG&A expenses related to HMO, fully-insured medical business and corporate administration increased 107% to $83 million from $40 million. The increase was primarily due to the acquisition of the remaining interest in HSNC; the inclusion of HSSC for a full year; higher levels of membership at HSNH, HSTN, HSIN, and HSME; and the commencement of operations at HSAR. SG&A expense related to administrative and managed care fees increased 72% to $40 million from $23 million due to increases in the Company's administrative services businesses, such as its self-funded POS and managed workers' compensation businesses, the acquisition of the TPA in Arkansas, and the acquisition of the remaining interest in HSNCA.

     Depreciation and amortization expense increased 87% to $11 million from $6 million primarily due to the amortization expense associated with the Company's acquisitions of the remaining interests in HSNC, HSME, and HSNY.

     Interest and other income increased 96% to $13 million from $6.6 million. This increase resulted primarily from the increased funds available for investment from the Company's $73 million public offering in August 1993, the acquisition of the remaining interests in HSSC, HSME, HSNC, and HSNY and continued increases in cash available from operations.

     Equity in the income of unconsolidated affiliates decreased 53% to $1.7 million from $3.5 million. This decrease occurred because of the Company's acquisition of the remaining interests in HSSC, HSME, HSNC, and HSNY which were previously accounted for using the equity method.

     The following table shows certain income statement data expressed as a percentage of total operating revenues and is not intended to be indicative of margins earned on each revenue source:

                                                                     YEARS ENDED DECEMBER 31,
                                                                    ---------------------------
                                                                    1995       1994       1993
                                                                    -----      -----      -----
Revenue:
     HMO medical premiums.........................................   69.6%      88.3%      82.4%
     Other insured medical premiums...............................   15.8        2.9        7.3
     Administrative and managed care fees.........................   14.6        8.8       10.3
                                                                    -----      -----      -----
Total operating revenue...........................................  100.0      100.0      100.0
                                                                    -----      -----      -----
Expenses:
     Cost of HMO medical premiums.................................   53.3       67.5       61.3
     Cost of other insured medical premiums.......................   12.8        2.4        5.9
     Selling, general and administrative:
       HMO and other insured services.............................   13.2       14.1       13.7
       Administrative and managed care fees.......................   12.5        6.9        8.0
                                                                    -----      -----      -----
          Total selling, general and administrative...............   25.7       21.0       21.7
                                                                    -----      -----      -----
     Depreciation and amortization................................    2.1        1.9        2.1
                                                                    -----      -----      -----
Total operating expenses..........................................   93.9       92.8       91.0
                                                                    -----      -----      -----
Operating income..................................................    6.1        7.2        9.0
Interest income...................................................    1.8        2.2        2.3
Interest expense..................................................    (.5)      --         --
                                                                    -----      -----      -----
Interest income, net..............................................    1.3        2.2        2.3
                                                                    -----      -----      -----
Income before equity in income of unconsolidated affiliates and
  provision for income taxes......................................    7.4        9.4       11.3
Equity in income of unconsolidated affiliates.....................   --          0.3        1.2
Provision for income taxes........................................   (2.6)      (3.0)      (3.5)
                                                                    -----      -----      -----
Net income........................................................    4.8%       6.7%       9.0%
                                                                    =====      =====      =====

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, cash, cash equivalents and marketable securities totaled approximately $224 million, of which $203 million was held by regulated operating subsidiaries and was largely restricted to use in those subsidiaries.

     During 1995, the Company generated $51 million of cash from operations. The Company liquidated approximately $118 million in marketable securities and invested $55 million in property and equipment. The Provident Transaction resulted in a net cash expenditure of approximately $154 million.

     On February 22, 1996, the Company announced its intention to privately offer to institutional investors $215 million principal amount of convertible subordinated notes (the "Notes"). The Company intends to use $100 million of the net proceeds of the Note offering to redeem the $100 million face amount of the Company's outstanding 6.25% Class A Cumulative Preferred Stock. The Company intends to use the balance of the net proceeds of the offering to repay a portion of the outstanding principal balance under the Chase Facility.

     The Company's Chase Facility is a $300 million unsecured revolving line of credit, which is committed through March 15, 2000. At December 31, 1995, the Company had $95 million outstanding. Subsequent to year end, the Company borrowed an additional $50 million under the Chase Facility to fund the CMHC Transaction in February 1996. Additionally, the Company has signed a definitive agreement to purchase substantially all of the operating assets of PACC for approximately $80 million in cash subject to significant adjustments. The Company intends to fund the PACC Transaction from borrowings under the Chase Facility or other financial resources.

     Although the Company has no other present commitments for significant capital expenditures, the Company's 1996 budget reflects capital expenditures in excess of $40 million. The Company believes that its existing cash balances and cash flow generated by its wholly-owned plans coupled with the proceeds of the sale of the Notes and the amounts, if any, available for borrowing under the Chase Facility, are adequate to fund its existing operations on a short-term and long-term basis.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121) and Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (FAS 123), which are effective for fiscal years beginning after December 15, 1995.

Management believes that the adoption of FAS 121 and FAS 123 will not have a material impact on the Company's consolidated financial statements, although a detailed study has not been completed. In accordance with the provisions of FAS 123, the Company will elect to continue to account for stock based compensation under the provisions of APB 25.

  Effects of Inflation

     Historically, medical premiums and the cost of medical premiums generally have risen at a rate higher than that for consumer goods as a whole. Nationally, the rate of inflation of premiums and costs of medical premiums slowed substantially during 1995. The Company experienced a decrease of 3.7% in the average cost of medical premiums during 1995 over 1994. There is no assurance that the Company's cost of medical premiums will continue to decline.

     The Company attempts to mitigate increases in the cost of medical premiums through some or all of the following activities: (1) securing global capitation arrangements with major hospital providers and improving its contracting methodologies with other providers to achieve lower costs and to promote risk-sharing; (2) reviewing and, as necessary, modifying benefit designs so as to discourage inappropriate levels of consumer-driven utilization; (3) using various UR techniques and technologies to mitigate inappropriate use of health care resources by providers; and (4) communicating with the Company's primary care physicians about the impact of clinically inappropriate utilization of healthcare resources.

          SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of
     Operations concerning future premium pricing levels, future MLR levels, the Company's ability to control healthcare and SG&A costs and all other statements that are not historical facts are forward looking statements; actual results may differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties, including but not limited to, the following: that increased regulation will increase healthcare expenses; that increased competition in the Company's markets, changes in product mix or other factors will unexpectedly reduce premium yield; that the Company will be unable to close sufficient global capitation arrangements with key providers; that healthcare costs in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, changes in physician practices and new technologies; and that the Company will be unable to close acquisitions of other HMOs and healthcare financing companies on satisfactory terms in key markets. Shareholders are also directed to the other risks discussed in other documents filed by the Company with the Commission.

        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     PAGE
    Independent Auditors' Report...................................................  F-2
    Consolidated Balance Sheets....................................................  F-3
    Consolidated Statements of Operations..........................................  F-4
    Consolidated Statements of Cash Flows..........................................  F-5
    Consolidated Statements of Changes in Shareholders' Equity.....................  F-6
    Notes to Consolidated Financial Statements.....................................  F-7

                                         F-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Healthsource, Inc.
Hooksett, New Hampshire

     We have audited the accompanying consolidated balance sheets of Healthsource, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Healthsource, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 16, 1996


                       HEALTHSOURCE, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                                         1995           1994
                                                                       --------       --------
                                                                           (IN THOUSANDS)
                                            ASSETS
Current assets:
     Cash and cash equivalents (Note 2)..............................  $121,467       $ 67,193
     Marketable securities (Notes 2, 3 and 11).......................    34,301         94,321
     Premiums and administrative fees receivable (Note 11)...........   117,871         16,525
     Restricted investments (Notes 2, 3, 8 and 11)...................   123,871             --
     Other current assets............................................    29,986         18,324
                                                                       --------       --------
          Total current assets.......................................   427,496        196,363
Long-term marketable securities (Notes 2, 3 and 11)..................    68,357         97,083
Property and leasehold improvements -- net (Notes 2 and 5)...........   103,611         39,686
Restricted investments (Notes 2, 3, 8 and 11)........................     8,099          6,618
Intangible assets (Notes 2 and 4)....................................   254,886         76,760
Other assets.........................................................    10,590          7,765
                                                                       --------       --------
          Total......................................................  $873,039       $424,275
                                                                       ========       ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Medical claims payable (Notes 2 and 11).........................  $152,649       $ 72,676
     Accounts payable and accrued expenses...........................    85,678         17,536
     Estimated liability under retrospective refund agreements (Note
      2).............................................................    35,623             --
     Deferred revenue (Note 2).......................................     7,489          3,388
     Other current liabilities.......................................     1,587          2,352
                                                                       --------       --------
          Total current liabilities..................................   283,026         95,952
Revolving note payable (Note 6)......................................    95,000             --
Other liabilities....................................................     6,931          5,839
                                                                       --------       --------
          Total liabilities..........................................   384,957        101,791
                                                                       --------       --------
Commitments and contingencies (Note 8)
Shareholders' equity (Notes 2 and 10):
     Preferred stock -- 10,000 shares authorized, 1,000 issued and
      outstanding -- $100 stated value (Note 4)......................   100,000             --
     Common stock -- $.10 par value -- 200,000 shares authorized,
      63,581 and 31,280 issued and outstanding.......................     6,358          3,128
     Additional paid-in capital......................................   221,048        213,463
     Retained earnings...............................................   159,547        107,443
     Unrealized gain (loss) on marketable securities (Notes 2 and
      3).............................................................     1,129         (1,550)
                                                                       --------       --------
          Shareholders' equity.......................................   488,082        322,484
                                                                       --------       --------
          Total......................................................  $873,039       $424,275
                                                                       ========       ========

                 See notes to consolidated financial statements


                       HEALTHSOURCE, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 1995         1994        1993
                                                              ----------    --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue (Note 2):
     HMO medical premiums...................................  $  811,645    $515,639    $239,600
     Other insured medical premiums.........................     184,819      16,837      21,190
     Administrative and managed care fees...................     170,233      51,767      30,045
                                                              ----------    --------    --------
          Total operating revenue...........................   1,166,697     584,243     290,835
                                                              ----------    --------    --------
Expenses (Note 2):
     Cost of HMO medical premiums...........................     621,888     394,173     178,241
     Cost of other insured medical premiums.................     149,396      14,020      17,142
     Selling, general and administrative (Note 2):
       HMO and other insured services.......................     153,326      82,550      39,902
       Administrative and managed care services.............     146,340      40,107      23,300
                                                              ----------    --------    --------
          Total selling, general and administrative.........     299,666     122,657      63,202
                                                              ----------    --------    --------
     Depreciation and amortization..........................      24,129      11,254       6,028
                                                              ----------    --------    --------
          Total operating expenses..........................   1,095,079     542,104     264,613
                                                              ----------    --------    --------
Operating income............................................      71,618      42,139      26,222
     Interest income........................................      20,823      13,004       6,648
     Interest expense.......................................      (5,392)      --          --
                                                              ----------    --------    --------
               Interest income, net.........................      15,431      13,004       6,648
                                                              ----------    --------    --------
Income before equity in income of unconsolidated affiliates
  and provision for income taxes............................      87,049      55,143      32,870
Equity in income of unconsolidated affiliates...............      --           1,670       3,544
                                                              ----------    --------    --------
     Income before provision for income taxes...............      87,049      56,813      36,414
Provision for income taxes (Notes 2 and 7)..................      30,778      17,769      10,350
                                                              ----------    --------    --------
     Net income.............................................  $   56,271    $ 39,044    $ 26,064
                                                               =========    ========    ========
Preferred stock dividends...................................       4,167       --          --
                                                              ----------    --------    --------
Net income applicable to common shareholders................  $   52,104    $ 39,044    $ 26,064
                                                              ----------    --------    --------
Net income per common share (Note 2)........................  $     0.81    $   0.62    $   0.48
Weighted average number of common and common equivalent
  shares outstanding (Note 2)...............................      64,195      62,818      54,332

                 See notes to consolidated financial statements

                       HEALTHSOURCE, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 1995        1994        1993
                                                               --------    --------    --------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
     Net income..............................................  $ 56,271    $ 39,044    $ 26,064
     Adjustments to reconcile net income to net cash provided
       by operating activities:
       Non-cash items:
          Depreciation and amortization......................    24,129      11,254       6,028
          Equity items, including minority interests.........      (277)     (2,067)     (3,603)
          Deferred income taxes..............................     2,726      (1,844)       (511)
     Changes in assets and liabilities net of the effects of
       acquisitions:
       Premiums and administrative fees receivable...........   (20,316)     (3,778)     (4,543)
       Other current assets..................................   (11,605)     (3,333)     (2,744)
       Medical claims payable................................    (5,062)      6,004       7,629
       Accounts payable and accrued expenses.................     2,247       8,541       3,331
       Deferred revenue......................................     2,456      (1,570)      1,360
                                                               --------    --------    --------
          Net cash provided by operating activities..........    50,569      52,251      33,011
                                                               --------    --------    --------
Cash flows from investing activities:
     Decrease (increase) in marketable securities............   119,448     (29,545)    (49,960)
     Investment in affiliates, net of cash acquired..........  (159,165)      7,831       3,501
     Additions to property and leasehold improvements........   (55,357)    (23,253)    (11,298)
     Decrease (increase) in other assets and restricted
       investments...........................................     2,162      (5,742)     (1,289)
                                                               --------    --------    --------
          Net cash used for investing activities.............   (92,912)    (50,709)    (59,046)
                                                               --------    --------    --------
Cash flows from financing activities:
     Net borrowings under revolving note payable.............    95,000       --          --
     Issuance of common stock................................     5,727       1,642      74,951
     Preferred stock dividends...............................    (4,167)      --          --
     Increase (decrease) in other liabilities................        57        (220)        624
                                                               --------    --------    --------
          Net cash provided by financing activities..........    96,617       1,422      75,575
                                                               --------    --------    --------
Increase in cash and cash equivalents........................    54,274       2,964      49,540
Balance, beginning of year...................................    67,193      64,229      14,689
                                                               --------    --------    --------
Balance, end of year.........................................  $121,467    $ 67,193    $ 64,229
                                                               ========    ========    ========
Supplemental disclosure of cash flow information:
     Income taxes paid.......................................  $ 23,955    $ 16,537    $  9,655
     Interest paid...........................................     5,331       --          --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     In 1995, the Company issued $100 million in 6.25% cumulative preferred stock in connection with the Provident Transaction (as defined in Note 1) (See
Note 4).

     In 1994, the Company issued 1,242,000 shares of common stock, which were valued at $39.2 million in connection with the Healthsource Health Plans, Inc. acquisition (See Note 4).

     In 1993, the Company issued 738,000 shares of common stock, which were valued at $19.7 million in connection with the Physician's Health Systems, Inc. ("PHS") acquisition (See Note 4).

                 See notes to consolidated financial statements


                                           HEALTHSOURCE, INC. & SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                                     UNREALIZED
                                                                                                        GAIN
                                       PREFERRED STOCK      COMMON STOCK     ADDITIONAL              (LOSS) ON
                                      -----------------   ----------------    PAID-IN     RETAINED   MARKETABLE   SHAREHOLDERS'
                                      SHARES    AMOUNT    SHARES   AMOUNT     CAPITAL     EARNINGS   SECURITIES      EQUITY
                                      ------   --------   ------   -------   ----------   --------   ----------   ------------
                                                                           (IN THOUSANDS)
Balance January 1, 1993.............    --     $  --      12,036    $1,204     $ 75,941   $ 42,335       $ --         $119,480
Stock issued in connection with PHS
  acquisition.......................    --        --         738        74       19,662      --            --           19,736
Exercise of stock options...........    --        --         139        14        3,053      --            --            3,067
Stock issued in connection with
  public offering...................    --        --       1,955       195       73,100      --            --           73,295
Stock split.........................    --        --      14,868     1,487       (1,487)     --            --
Net income..........................    --        --       --         --         --         26,064         --           26,064
                                       -----   --------   ------    ------     --------   --------       ------       --------
Balance, December 31, 1993..........    --        --      29,736     2,974      170,269     68,399         --          241,642
Stock issued in connection with HSHP
  acquisition.......................    --        --       1,242       124       39,098      --            --           39,222
Exercise of stock options...........    --        --         302        30        4,096      --            --            4,126
Unrealized loss on marketable
  securities........................    --        --        --        --          --         --          (1,550)        (1,550)
Net income..........................    --        --        --        --          --        39,044         --           39,044
                                       -----   --------   ------    ------     --------   --------       ------       --------
Balance, December 31, 1994..........    --        --      31,280     3,128      213,463    107,443       (1,550)       322,484
Stock issued in connection with
  Provident Transaction.............   1,000    100,000     --        --          --         --            --          100,000
Preferred stock dividends...........    --        --        --        --          --        (4,167)        --           (4,167)
Exercise of stock options...........    --        --         511        51       10,764      --            --           10,815
Unrealized gain on marketable
  securities........................    --        --        --        --          --         --           2,679          2,679
Stock split.........................    --        --      31,790     3,179       (3,179)     --            --            --
Net income..........................    --        --        --        --          --        56,271         --           56,271
                                       -----   --------   ------    ------     --------   --------       ------       --------
Balance, December 31, 1995..........   1,000   $100,000   63,581    $6,358     $221,048   $159,547       $1,129       $488,082
                                       =====   ========   ======    ======     ========   ========       ======       ========

                 See notes to consolidated financial statements

                       HEALTHSOURCE, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Healthsource, Inc. and its subsidiaries (together referred to as the "Company") operate in a single business segment, managed healthcare, and provide a broad range of managed healthcare products and services through various subsidiaries. The Company owns health maintenance organizations (HMOs) in New England, upstate New York, and the Central, Southeastern and South Central United States and acquired the group health, HMO and third-party administration business of Provident Life and Accident Insurance Company of America ("Provident") of Chattanooga, Tennessee in May 1995 (the "Provident Transaction") (see Note 4). The Company also provides managed care and administration services directly to other healthcare payors.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation The consolidated financial statements include the accounts of Healthsource, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which ownership interests range from 20% to 50% and in which the Company exercises significant influence are accounted for by the equity method. Interests of other investors in the Company's majority-owned entities are accounted for as minority interests and are included in other liabilities for financial reporting purposes.

     Cash and Cash Equivalents The Company considers all money market deposits and instruments, repurchase agreements, remarketed preferred stock, certificates of deposit and U.S. Government obligations with original maturities of three months or less to be cash equivalents.

     Marketable Securities Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). The cumulative effect of the adoption of FAS 115 was not material to the financial statements. The Company's investment portfolio is comprised principally of debt securities. In 1995, the Company has classified its securities as "available-for-sale" and recorded them at market value. The difference between cost and market, net of the related tax effect, has been reflected as a separate component of shareholders' equity. In 1994, certain securities were classified as "held-to-maturity" and recorded at amortized cost . The carrying value of investments sold is determined on a specific identification basis.

     Property and Leasehold Improvements Property and leasehold improvements are stated at cost. Depreciation of property is computed using straight-line and accelerated methods over the estimated useful lives of the related assets, principally five to seven years. Depreciation of building and improvements is computed using the straight-line method over the estimated useful life of forty years. Amortization of leasehold improvements and assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives or the related lease terms.

     Intangible Assets Intangible assets consist of costs in excess of net assets acquired, covenants not to compete, hospital services agreements, physician networks and acquired membership lists. The costs in excess of net assets acquired are amortized over various periods not exceeding forty years using a straight-line method. The other intangible assets are amortized using a straight-line method over their estimated useful lives ranging from three to fifteen years. The Company continually evaluates the recoverability of goodwill using various methods and believes that no material impairment of goodwill existed at December 31, 1995.

     Medical Claims Payable Reported claims expected to be paid after the balance sheet date for services provided to members prior to the balance sheet date are recorded as liabilities. Claims for services provided to members during the financial reporting period which are unreported at the balance sheet date are also recorded as liabilities based on the Company's claims experience. The amounts are based upon estimates of the ultimate net cost of such services provided.

                       HEALTHSOURCE, INC. & SUBSIDIARIES

     Retrospective Refund Agreements The liability for retrospective refund agreements and the retrospective refund credits due and accrued represent estimated amounts to be either refunded to group contract holders or used to adjust future premiums based on formulas which compare a group's claims experience to premiums paid.

     Physician Risk Withholding The cost of medical premiums (including the portion of the physicians' fees withheld) are charged to expense as incurred, and amounts withheld from physicians are recorded as liabilities. Amounts to be returned to physicians are reviewed periodically, and any amounts not returned under the risk-sharing arrangement are recorded as reductions of the cost of medical premiums and corresponding reductions of the related liability for physician risk withholding.

     Revenue HMO medical premium revenue and other insured medical premium revenue are recognized in the month in which members are entitled to receive healthcare services and are reported net of retrospective refunds. Medical premiums collected in advance are recorded as deferred revenue. Administrative and managed care fees are recognized in the period that claims processing and other managed care services are provided to self-funded clients. Revenue from management service agreements is recognized in the period for which the Company performs the services.

     Cost of HMO Medical Premiums Cost of HMO medical premiums includes the costs of all medical services delivered to enrolled members of the Company's majority-owned HMOs and for whom the entities have recorded HMO medical premium revenue during the reporting period. These costs include payments for specific medical services and for capitation. The cost of specific medical services include those paid to physicians, hospitals, and other healthcare providers on a fee for service basis. These costs include claims paid, claims in process and pending, estimates of unreported claims, estimates of contractual adjustments pursuant to hospital and other provider contracts, and charges at the balance sheet date for which the Company will be responsible. Adjustments to prior period estimates are reflected in the current period and are not significant. The costs of capitation (fixed monthly payments per member) include payments to certain physicians, hospitals, laboratories, pharmaceutical and mental healthcare providers. Adjustment to prior period estimates are reflected in the current period and are not significant.

     Cost of Other Insured Medical Premiums Cost of other insured medical premiums includes the costs of all medical services delivered to enrolled members of the Company's non-HMO medical plans for whom the entities have recorded medical premium revenue during the reporting period. These costs include claims paid, claims in process and claims pending, and estimates of unreported claims and charges at the balance sheet date for which the Company will be responsible. Adjustment to prior period estimates are reflected in the current period and are not significant.

     Reinsurance The Company's operating subsidiaries are covered under medical reinsurance agreements that provide partial coverage for medical services in excess of certain amounts. Reinsurance premiums, net of recoveries, are included in the cost of medical premiums.

     Selling, General & Administrative ("SG&A") Expense HMO and other insured SG&A expense includes the costs recognized by the Company and its majority-owned entities: (1) to market and administer the delivery of medical services for which the Company is at risk and (2) to develop and administer its management services agreements. Administrative and managed care fees SG&A expense includes the costs recognized by the Company and its majority-owned entities to market and administer the delivery of medical services for self-insured clients. Corporate SG&A is included within HMO and other insured SG&A expense.

     Income Taxes The Company and its majority-owned subsidiaries file consolidated federal, New Hampshire, and Maine income tax returns. All other state income tax returns are filed on a separate company basis.

                       HEALTHSOURCE, INC. & SUBSIDIARIES

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Net Income Per Common Share Net income per common share for all periods presented was computed by dividing net income less preferred dividends by the weighted average number of shares outstanding during each respective period after giving effect to a two-for-one stock split effected in the form of a 100% stock dividend payable to shareholders, December 15, 1995. Preferred stock dividends amounted to $4,167,000 in 1995. Stock options, which do not materially dilute net income per common share, are included as common stock equivalents.

     Risks and Uncertainties The Company's business could be impacted by continuing price pressure on new and renewal business, the Company's ability to effectively control healthcare costs, additional competitors entering the Company's markets, federal and state legislation in the area of healthcare reform and governmental licensing regulations of HMOs and insurance companies. Changes in these areas could adversely impact the Company's operations in the future.

     Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting Pronouncements The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) and Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), which are effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of FAS 121 and FAS 123 will not have a material impact on the Company's consolidated financial statements, although a detailed study has not been completed. In accordance with the provisions of FAS 123, the Company will elect to continue to account for stock based compensation under the provisions of APB 25.

     Reclassifications Acquisitions in all years presented affect the comparability of amounts. Other insured medical premiums, cost of other insured medical premiums and a significant portion of SG&A are impacted and relate primarily to the Provident Transaction. Accordingly, certain prior year amounts have been reclassified to conform with the current year presentation.

                       HEALTHSOURCE, INC. & SUBSIDIARIES

3.  MARKETABLE SECURITIES AND RESTRICTED INVESTMENTS

     The Company's investment portfolio consisted of the following securities which were classified as "available-for-sale" at December 31, 1995:

                                                    MARKET    UNREALIZED   UNREALIZED   AMORTIZED
                                                    VALUE        GAIN         LOSS        COST
                                                   --------   ----------   ----------   ---------
                                                                   (IN THOUSANDS)
Current Assets:
  Marketable Securities:
     Municipal Tax Exempt Bonds..................  $ 23,992     $  136        $ 32      $ 23,888
     Remarketed Preferred Stock..................    10,309       --           119        10,428
                                                   --------     ------        ----      --------
          Total..................................    34,301        136         151        34,316
                                                   --------     ------        ----      --------
  Restricted Investments:
     Taxable Municipal Bonds.....................    45,187          2          15        45,200
     Municipal Tax Exempt Bonds..................    48,208        579         --         47,629
     Remarketed Preferred Stock..................    13,936       --           --         13,936
     Other.......................................    16,540       --           --         16,540
                                                   --------     ------        ----      --------
          Total..................................   123,871        581          15       123,305
                                                   --------     ------        ----      --------
Non-Current Assets:
  Marketable Securities:
     US Government and Agencies..................     2,852          7         --          2,845
     Municipal Tax Exempt Bonds..................    62,072      1,104          57        61,025
     Other.......................................     3,433       --            44         3,477
                                                   --------     ------        ----      --------
          Total..................................    68,357      1,111         101        67,347
                                                   --------     ------        ----      --------
  Restricted Investments:
     US Government and Agencies..................     4,503        119           2         4,386
     Municipal Tax Exempt Bonds..................     1,248       --           --          1,248
     Other.......................................     2,348         16         --          2,332
                                                   --------     ------        ----      --------
                                                      8,099        135           2         7,966
                                                   --------     ------        ----      --------
Total Available-for-Sale.........................  $234,628     $1,963        $269      $232,934
                                                   ========     ======        ====      ========

     Proceeds from sales of "available-for-sale" securities during 1995 were $27.5 million. Realized gains on these sales totalled $.4 million.

                       HEALTHSOURCE, INC. & SUBSIDIARIES

     The Company's investment portfolio, which was recorded at market value for "available-for-sale" and amortized cost for "held-to-maturity" investments, consisted of the following at December 31, 1994:

                                                MARKET    UNREALIZED    UNREALIZED     AMORTIZED
                                                VALUE        GAIN          LOSS          COST
                                               --------   ----------    ----------     ---------
                                                                 (IN THOUSANDS)
Available-for-Sale:
  Current Assets:
     Municipal Tax Exempt Bonds..............  $ 72,046      $ 57         $1,607       $ 73,596
                                               ========      ====         ======       ========
Held-to-Maturity:
  Current Assets:
     US Government and Agencies..............  $  1,267      $ --         $   12       $  1,279
     Municipal Tax Exempt Bonds..............    20,635        57            134         20,712
     Other...................................       277        --              7            284
                                               --------      ----         ------       --------
          Total..............................    22,179        57            153         22,275
                                               --------      ----         ------       --------
  Non-Current Assets:
     US Government and Agencies..............       519        --             44            563
     Municipal Tax Exempt Bonds..............    94,057       284          2,447         96,220
     Other...................................       296         1              5            300
                                               --------      ----         ------       --------
          Total..............................    94,872       285          2,496         97,083
                                               --------      ----         ------       --------
            Total Held-to-Maturity...........  $117,051      $342         $2,649       $119,358
                                               ========      ====         ======       ========

     Non-current restricted investments at December 31, 1994 consisted primarily of US Government Agencies and Municipal Tax Exempt Bonds.

Maturities of investments are as follows at December 31, 1995:

                                                                         MARKET    AMORTIZED
                                                                         VALUE        COST
                                                                        --------   ---------
                                                                           (IN THOUSANDS)
Available-for-Sale:
     Within One Year..................................................  $131,558    $131,486
     One Through Five Years...........................................    92,578      91,209
     After Five Through Ten Years.....................................    10,117       9,884
     After Ten Years..................................................       375         355
                                                                        --------    --------
                                                                        $234,628    $232,934
                                                                        ========    ========

     On December 31, 1995, the Company reclassified its "held-to-maturity" investments to "available-for-sale," based on a one time assessment of the portfolio. The impact of the transaction was to transfer securities with a market value of $128.1 million and an amortized cost of $126.9 million from "held-to-maturity" to "available-for-sale."

                       HEALTHSOURCE, INC. & SUBSIDIARIES

4.  ACQUISITIONS

     The Company's intangible assets were acquired as the result of various acquisitions. At December 31, 1995 and 1994, the Company's intangible assets consisted of the following:

                                                                         1995      1994
                                                                       --------   -------
                                                                       (IN THOUSANDS)
     Identifiable intangible assets..................................  $ 20,053   $17,227
     Cost in excess of net assets acquired...........................   255,191    70,625
                                                                       --------   -------
     Total intangible assets.........................................   275,244    87,852
     Less accumulated amortization...................................   (20,358)  (11,092)
                                                                       --------   -------
     Intangible assets, net..........................................  $254,886   $76,760
                                                                       ========   =======

     Identifiable intangible assets consist of covenants not to compete, membership lists, hospital services agreements and physician networks which are being amortized over estimated useful lives ranging from three to fifteen years based on formal valuation studies. In connection with the Provident Transaction, the formal valuation study to determine the allocation of purchase price among tangible and intangible assets and the assignment of estimated lives to intangibles has not yet been completed. Amortization expense for the years ended December 31, 1995, 1994, and 1993 was $9.3 million, $4.7 million, and $3.1 million, respectively.

     1995 Acquisition Effective May 1, 1995, the Company acquired the group health, HMO and third party administration business of Provident for $231 million in cash and securities. The Company paid cash of $131 million and issued to Provident non-voting non-convertible Class A Cumulative Preferred Stock with a face value of $100 million. The Preferred Stock bears a 6.25% annual dividend rate and through May 1, 1997 is redeemable at par only at the option of the Company in cash or for a 10-year subordinated note with interest at a market rate or, failing that, the dividend rate on the Preferred Stock will be reset to a market rate on May 1, 1997. The transaction was accounted for as a purchase.

     1994 Acquisitions On January 13, 1994, the Company acquired the remaining 60.2% interest in Healthsource Maine, Inc. (HSME). Under the terms of the agreement, the Company made a cash payment of $11.5 million in exchange for all of the shares of HSME which it did not already own. The transaction was accounted for as a purchase.

     On March 31, 1994, the Company acquired the remaining 69.9% of Healthsource Health Plans, Inc. (HSHP), the parent company of Healthsource North Carolina, Inc. (HSNC). Under the terms of the agreement, HSHP shareholders received approximately 1.24 million shares of the Company's common stock. In addition, certain existing options held by HSHP management were converted at the same ratio to options to purchase approximately 153,000 shares of Healthsource common stock with an exercise price of approximately $4.60 per share. The transaction was accounted for as a purchase. The number of shares and option price per share have not been adjusted for subsequent stock splits.

     In November 1994, the Company completed a cash tender offer to purchase the remaining 60% interest in Healthsource New York, Inc. (formerly CNY Patient's Network, Inc.), the parent company of Healthsource HMO of New York (HSNY) which resulted in a total purchase price of approximately $11 million. The transaction was accounted for as a purchase.

     1993 Acquisitions On March 31, 1993, the Company acquired the remaining 69.6% of PHS, the parent company of Healthsource South Carolina (HSSC). Under the terms of the agreement, Healthsource, Inc. issued 737,775 shares of common stock in exchange for all of the shares of PHS which it did not own. Additionally, the Company cashed out the rights to future share grants and options for approximately $1.2 million. The transaction was accounted for as a purchase. The number of shares has not been adjusted for subsequent stock splits.

                       HEALTHSOURCE, INC. & SUBSIDIARIES

     On August 31, 1993, the Company acquired 40.0% of Healthsource New York, Inc. (formerly CNY Patient's Network, Inc.), the parent company of HSNY for $1.0 million.

     The following unaudited pro forma consolidated statement of operations information assumes the Provident Transaction and the HSME, HSHP and HSNY acquisitions had occurred on January 1 of each year.

                                                                         1995           1994
                                                                      ----------     ----------
                                                                           (IN THOUSANDS,
                                                                       EXCEPT PER SHARE DATA)
Revenue.............................................................  $1,312,462     $1,021,011
Operating income....................................................      73,997         52,164
Net income..........................................................      58,691         48,685
Net income per common share.........................................       $0.82          $0.68

5.  PROPERTY AND LEASEHOLD IMPROVEMENTS

     Property and leasehold improvements at December 31, 1995 and 1994 consisted of the following:

                                                                         1995      1994
                                                                       --------   -------
                                                                       (IN THOUSANDS)
     Land............................................................  $  5,913   $ 1,425
     Building and improvements.......................................    13,886     5,022
     Furniture, fixtures and equipment...............................    85,271    39,467
     Purchased computer software.....................................    21,314     2,543
     Leasehold improvements..........................................     6,065     5,204
                                                                       --------   -------
               Total.................................................   132,449    53,661
     Less accumulated depreciation and amortization..................   (28,838)  (13,975)
                                                                       --------   -------
     Property and leasehold improvements -- net......................  $103,611   $39,686
                                                                       ========   =======

     Depreciation and amortization expense for the years ended December 31, 1995, 1994 and 1993 was $14.9 million, $6.5 million and $2.9 million, respectively.

6.  REVOLVING NOTE PAYABLE

     The Company has a $300 million unsecured revolving credit agreement with a bank syndicate which is committed through March 15, 2000. Interest under this revolving credit facility may range between LIBOR plus .2% and LIBOR plus .45% depending upon the Company's ratio of indebtedness to total capital. In connection with the agreement, the Company is required to maintain certain minimum financial ratios and other covenants. Management believes the Company to be in compliance with all covenants under this agreement. At December 31, 1995 the Company had $95 million outstanding under this facility. The interest rate at December 31, 1995 was approximately 6.0%. See Note 8 regarding the acquisition of substantially all of the HMO assets of Central Massachusetts Health Care, Inc. ("CMHC"). The revolving credit agreement contains restrictions on the payment of cash dividends to 50 percent of consolidated net income (as defined) plus $10 million.

                       HEALTHSOURCE, INC. & SUBSIDIARIES

7.  INCOME TAXES

     The provision for income taxes was comprised of the following:

                                                                 1995      1994      1993
                                                                -------   -------   -------
                                                                (IN THOUSANDS)
     Current:
          Federal.............................................  $25,190   $17,000   $ 9,461
          State...............................................    2,862     2,613       378
                                                                -------   -------   -------
               Total current..................................   28,052    19,613     9,839
                                                                -------   -------   -------
     Deferred:
          Federal.............................................    2,640    (1,651)      407
          State...............................................       86      (193)      104
                                                                -------   -------   -------
               Total deferred.................................    2,726    (1,844)      511
                                                                -------   -------   -------
               Total provision................................  $30,778   $17,769   $10,350
                                                                =======   =======   =======

     Deferred income tax expense arose from differences between the reported amounts of assets and liabilities and their tax bases provided for in accordance with FAS 109.

     Deferred tax assets and liabilities were not material individually or in the aggregate and are included in other current assets, other assets, other current liabilities, and other liabilities for financial reporting purposes.

     The difference between the Company's effective income tax rate and the federal statutory rate is reconciled below:

                                                                1995       1994      1993
                                                              --------   --------   -------
     Federal statutory rate.................................    35.0%      35.0%      35.0%
     State income taxes.....................................     2.1        1.6         .9
     Equity in income of unconsolidated affiliates..........    --         (1.0)      (3.0)
     Non-taxable income.....................................    (3.9)      (5.4)      (5.2)
     Non-deductible expenses and other......................     2.2        1.3         .7
                                                                -----      -----      ----
     Effective income tax rate..............................    35.4%      31.5%      28.4%
                                                                =====      =====      ====

8.  COMMITMENTS AND CONTINGENCIES

     Acquisitions In February 1996, the Company acquired substantially all of the HMO assets of CMHC for approximately $46.5 million, subject to post closing purchase price adjustments. The purchase price was funded with proceeds from its revolving line of credit.

     In January 1996, the Company announced that it had signed a definitive agreement to purchase substantially all of the operating assets of PACC HMO and PACC Health Plans for an estimated net price of $80 million in cash, subject to certain adjustments. The definitive agreement is subject to regulatory and other approvals.

     Regulatory Requirements The Company's affiliated HMOs and insurance companies are subject to various regulatory requirements including maintenance of minimum statutory net worth. At December 31, 1995 the Company believes that it was in compliance with all such requirements. Certain wholly-owned and majority-owned subsidiaries are required to maintain restricted investments in the amount of approximately $131 million which includes approximately $123 million placed in a temporary trust to cover claims payments associated with the Provident Transaction until such time as the policies acquired are novated to the Company from the Provident.

     Legal Proceedings The Company is involved in legal actions in the ordinary course of business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there are

                       HEALTHSOURCE, INC. & SUBSIDIARIES
no legal proceedings pending against or involving the Company, the outcome of which is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

     Employee Benefit Plans The Company sponsors defined contribution retirement plans covering substantially all full-time employees. The Company matches employee contributions to a maximum of 3% of compensation. Expense related to this plan amounted to $1.7 million, $.4 million and $.2 million in 1995, 1994 and 1993, respectively.

     Leases The Company leases certain equipment and premises under noncancellable operating leases. Rent expense under all operating leases was $10.9 million, $3.4 million, and $1.7 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     At December 31, 1995, future minimum annual lease payments under noncancellable operating leases are as follows:

                                                                        OPERATING
                                                                          LEASES
                                                                      --------------
                                                                      (IN THOUSANDS)
          1996......................................................      $13,955
          1997......................................................       13,651
          1998......................................................       11,964
          1999......................................................        7,761
          2000......................................................        4,088
          2001 and thereafter.......................................       13,765

9.  RELATED PARTY TRANSACTIONS

     Under the terms of various management services agreements, the Company provided services to previously unconsolidated affiliates. Additionally, several members of the Board of Directors are also physicians who provide services to a wholly-owned subsidiary under a standard agreement used for all physicians, and three hospitals who are minority shareholders of each of three of the Company's consolidated subsidiaries also provide services under standard provider agreements.

10.  STOCK OPTION PLANS

     The Company, with the approval of the shareholders, has three Non-Qualified Stock Option Plans for employees and one Non-Qualified Stock Option Plan for non-employee directors (the "Plans"). Options granted to employees may be designated by the Company as qualified or non-qualified at the date of grant. Under the provisions of the Plans, the Company is currently entitled to grant up to approximately 7 million options, plus annually an amount equal to 1 1/2% of the number of outstanding shares on the preceeding December 31. Each option is convertible into one share of common stock of the Company and may be awarded to employees of the Company and its subsidiaries and non-employee directors of the Company at a purchase price of at least 110% of the fair market value of the stock as of the date of grant. Options may be

                       HEALTHSOURCE, INC. & SUBSIDIARIES
exercised in accordance with the terms and conditions of each grant. Information concerning options outstanding for 1995, 1994 and 1993, is as follows:

                                                 1995               1994                 1993
                                                ------             ------                -----
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding, beginning of year.............      4,538              2,754                2,460
     Granted...............................      1,471              2,512                  896
     Exercised.............................     (1,022)              (604)                (558)
     Forfeited.............................        (11)              (124)                 (44)
                                                 -----              -----                -----
Outstanding, end of year...................      4,976              4,538                2,754
                                                 =====              =====                =====
Exercisable, end of year...................      1,884                946                1,046
Option price per share.....................  $2.31 - $25.78     $2.31 - $19.83       $0.84 - $15.20

11.  CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of investments in marketable securities, premiums receivable and hospital settlement receivables. The Company's investments in marketable securities are managed by internal and external investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to premiums receivable and hospital settlement receivables are limited due to the large number of employer groups and hospital providers comprising the Company's customer base and provider networks, respectively. Additionally, the Company has a right of offset with respect to amounts due from and to the hospitals. As of December 31, 1995, management believes that the Company had no significant concentrations of credit risk.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents selected quarterly financial information for each of the four quarters of 1995 and 1994. Such information includes all adjustments the Company considers necessary for a fair presentation thereof.

                                                      FIRST       SECOND      THIRD       FOURTH
                                                     --------    --------    --------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
  Revenue..........................................  $208,107    $286,744    $328,211    $343,635
  Operating income.................................    14,057      15,942      18,853      22,766
  Net income.......................................    11,771      13,622      15,023      15,855
  Net income per share.............................  $   0.19    $   0.20    $   0.21    $   0.22
1994
  Revenue..........................................  $109,256    $151,790    $155,587    $167,610
  Operating income.................................     7,770      10,902      11,046      12,421
  Net income.......................................     8,414       9,493      10,142      10,995
  Net income per share.............................  $   0.14    $   0.15    $   0.16    $   0.17

     The sum of the above quarterly amounts may not equal reported year to date amounts due to rounding.

                  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

                                       PART III

                  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  (i) Directors. This information required for this item regarding directors of Healthsource is incorporated by reference to Healthsource's Definitive 1996 Proxy Statement.

                  (ii) Executive Officers. The following information concerning executive officers is provided in response to Part III, Item 10 of Form 10-K pursuant to Item 401 of the Regulation S-K Integrated Disclosure Rules. Unless otherwise specified, the specified positions are with Healthsource, Inc.

      Name                        Age    Position
      ----                        ---    --------
Norman C. Payson, M.D.            47     President and Chief Executive Officer
Sally W. Crawford                 42     Chief Operating Officer
Charles M. Schneider              50     Executive Vice President
Francis G. Middleton, M.D.        56     President, Healthsource South, Inc.
Richard B. Salmon, M.D., Ph.D.    46     Corporate Medical Director
Robert Chin                       36     Chief Information Officer
Thomas M. Congoran                52     Chief Financial Officer

     Norman C. Payson, M.D. has been a director and the President and Chief Executive Officer of the Company since its founding in 1985. He has been in the HMO field since 1975, first as a practicing physician and director of an HMO quality program. By 1980, Dr. Payson had assumed a full-time position as Chief Executive Officer of a large physician group practice and as Medical Director for a related HMO company. Dr. Payson is a graduate of the Massachusetts Institute of Technology and Dartmouth Medical School.

     Sally W. Crawford has served as the Chief Operating Officer of the Company since 1985. She served as the Chief Executive Officer of Healthsource New Hampshire, Inc. from 1986 to 1993. Ms. Crawford is responsible for the Company's Northern Region operations and marketing efforts. Ms. Crawford has been involved in HMO management as the Director of Marketing of the Matthew Thornton Health Plan from 1979 until 1982 and Beacon Health Plan from 1983 until 1985. Ms. Crawford is a graduate of Smith College and has a Master of Science degree from Boston University.

     Charles M. Schneider has served as Executive Vice President of the Company since October 1993. Mr. Schneider is responsible for the Company's Southern Region operations and development activities. From February 1991 to October 1993, Mr. Schneider served as Vice President for Development of the Company and from April 1990 to February 1991 served as Director of Business Development of Healthsource New Hampshire, Inc. Before joining the Company in April 1990, Mr. Schneider served as Chief Executive Officer of a New England hospital, and previously held several senior healthcare management positions. He is a graduate of Wayne State University where he also earned a Masters in Economics and completed a doctoral program in Economics.

     Francis G. Middleton, M.D. has served as President of Healthsource South, Inc. since January 1995. In this capacity he is responsible for development activities throughout the southern United States. Dr. Middleton served as Medical Director of Healthsource South Carolina, Inc. from 1986 to January 1995. Until July 1991, Dr. Middleton practiced medicine in Charleston, South Carolina as a specialist in internal medicine and infectious disease. Dr. Middleton is a graduate of the University of the South and received his

M.D. from the Medical College of South Carolina. Dr. Middleton has also served as a director of the Company since 1989.

     Richard B. Salmon, M.D., Ph.D. has served as Corporate Medical Director of the Company since October 1994. Dr. Salmon is responsible for medical management policy issues on a company-wide basis. He also currently serves as an adjunct assistant professor of Community and Family Medicine at Dartmouth Medical School. Prior to his appointment as Corporate Medical Director, Dr. Salmon served as Medical Director for Healthsource New Hampshire, Inc. from 1986 to 1994. Before joining the Company in 1986, Dr. Salmon served as medical director for another New Hampshire HMO and was a family practice physician. He is a graduate of Princeton University and received his M.D. and Ph.D. in Biomedical Engineering from Case Western Reserve University.

     Robert Chin has served as Chief Information Officer of the Company since August 1993. Mr. Chin is responsible for the Company's information services and technology development functions. Prior to joining Healthsource in August 1993, Mr. Chin served as Chief Information Officer at Tufts Associated Health Plan from 1985 to 1993 and as Systems Manager at Harvard Community Health Plan from 1977 to 1985. He is a graduate of Harvard College and holds a Master of Science degree from Tufts University.

     Thomas M. Congoran has served as the Chief Financial Officer of Healthsource since July 1989 and served as the Director of Information Services of the Company from 1987 to July 1989. Mr. Congoran was the Software/Product Manager of Contel Business Systems, Inc., a computer systems company, from 1985 to 1987. He was the President of Suntax, Inc., a software contractor, from 1979 to 1985. Mr. Congoran is a graduate of Stanford University and earned an M.B.A. from San Diego State University.

             There are no family relationships existing between or among any of the above listed officers, nor is there any involvement in certain legal proceedings for which disclosure is required under Item 401 of Regulation S-K. The term of office of each of the foregoing officers extends until the organizational meeting of the Board of Directors of Healthsource following the annual meeting of shareholders or until removed by the Board of Directors.

             Information on certain matters relating to beneficial ownership of directors, executive officers and ten percent shareholders of Healthsource required for this item is incorporated by reference to Healthsource's Definitive 1995 Proxy Statement.


             ITEM 11.  EXECUTIVE COMPENSATION.

             The information required for this item is incorporated by reference to Healthsource's Definitive 1996 Proxy Statement.


             ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The information required for this item is incorporated by reference to Healthsource's Definitive 1996 Proxy Statement.


             ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information required for this item is incorporated by reference to Healthsource's Definitive 1996 Proxy Statement.

                                       PART IV

                 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                          ON FORM 8-K.

                 (a) Documents Filed as Part of This Report.

                 (1) Financial Statements. The following financial statements are filed herewith and appear in Item 8:

                      Independent Auditors Report

                      Consolidated balance sheets as of December 31, 1995
                      and 1994

                      Consolidated statements of operations for the years ended December 31, 1995, 1994 and 1993

                      Consolidated statements of cash flows for the years ended December 31, 1995, 1994 and 1993

                      Consolidated statements of changes in shareholders' equity for the years ended December 31, 1995, 1994 and 1993

                      Notes to consolidated financial statements


                 (2)  Financial Statement Schedules. Not applicable.


                 (3) Exhibits. Pursuant to Rule 12b-32 and General Instruction G, the following Exhibits are required to be filed with this Report under Item 14 and are incorporated by reference from the reference source cited in the Exhibit Index below, are filed herewith, or are not applicable.

                                    EXHIBIT INDEX


        Reg. S-K
        Item 601                                                             Source or Consecutive
        Exhibit No.   Document                                               Page of This Report
        -----------   --------                                               ---------------------


        (3)           Articles of Incorporation and By-Laws

                      3.1  Articles of Incorporation of Healthsource,        Exhibit 3.1 to Form 10-K for the
                           Inc.,  as amended                                 Fiscal Year Ended December 31, 1994
                                                                             filed on March 19, 1995

                      3.2  By-Laws of Healthsource, Inc., as amended         Exhibit 3.2 to Amendment No. 2 to
                                                                             Form S-4 Registration Statement
                                                                             No. 33-56446 dated February 19, 1993

                      3.3  Articles of Amendment to the Articles of          Exhibit 4.1 to Form 8-K dated
                           Incorporation of Healthsource, Inc.               June 14, 1995
                           designating the rights of the Class A
                           Cumulative Preferred Stock

        (10)      Material Contracts

                      10.1 Indemnity Agreement (form) dated September         Exhibit 10.7 to Form S-1 Registration
                           11, 1989 between Healthsource, Inc. and            Statement No. 33-31165 dated
                           September 20, 1989 each of its directors and
                           executive officers (compensatory contract)

                      10.2 Amendment to Healthsource, Inc. 1987               Exhibit 10 to Form 10-Q for the Quarter
                           Non-Qualified Stock Option Plan (compensatory      Ended March 31, 1991 filed on May 3, 1991
                           plan)

                      10.3 Healthsource, Inc. 1991 Non-Qualified Stock        Exhibit 10.21 to Form 10-K for the
                           Option Plan (compensatory plan)                    Fiscal Year Ended December 31, 1990
                                                                              filed on March 28, 1991

                   10.4   Healthsource, Inc. 1992 Director              Exhibit 10.2 to Form 10-Q for the
                          Stock Option Plan (compensatory plan)         Quarter Ended June 30, 1992 filed on
                                                                        August 12, 1992

                   10.5   Healthsource, Inc. 1994 Stock Option          Exhibit to Proxy Statement for the
                          Plan (compensatory plan)                      Annual Meeting of Shareholders held
                                                                        on May 11, 1994 filed on April 11, 1994

                   10.6   Employment Agreement dated as of              Exhibit 10.7 to Form  10-K for the Fiscal Year
                          January 1, 1995 between Healthsource,         Ended December 31, 1994 dated March 17, 1995
                          Inc.  and Francis G. Middleton,
                          M.D. (compensatory contract)

                   10.7   Employment Agreement dated November           Exhibit 10.16 to Form 10-K for the
                          24, 1993 between Healthsource, Inc.           Fiscal Year Ended December 31, 1993
                          filed on March 30, 1994 and David
                          W. Schall, M.D. (compensatory contract)

                   10.8   Formation Agreement dated July 28,            Exhibit 10 to Form 8-K dated July 30,
                          1993 between Healthsource, Inc. and           1993
                          St. Vincent Infirmary Medical Center

                   10.9   Investment Agreement dated as of              Exhibit 10.1 to Form 10-Q for
                          April 8, 1993 between Healthsource New        the Quarter Ended March 30, 1993
                          York, Inc. and ChubbLife Insurance            and filed May 1, 1993
                          Company of America

                  10.10   Agreement Regarding Formation of              Exhibit 10 to Form 10-Q for the Quarter
                          Health Maintenance Organization in            Ended June 30, 1993 filed July 20, 1993
                          Savannah, Georgia dated July 19,
                          1993 between Healthsource, Inc. and
                          Candler Health System, Inc.

                  10.11   Agreement Regarding Formation of              Exhibit 10.1 to Form 8-K dated April 12,
                          Health Maintenance Organization in            1994
                          North Central Texas dated April
                          1, 1994 among Healthsource South
                          Central, Inc., All Care, Inc. and
                          All Saints Health Systems, Inc.



                  10.12   Asset and Stock Purchase Agreement            Exhibit 2.1 to Form 10-K for the Fiscal
                          dated as of December 20, 1994 among           Year Ended December 31, 1994 dated March
                          Provident Life and Accident Insurance         17, 1995
                          Company of America, Provident Life Capital
                          Corporation, Provident Life and Accident
                          Insurance Company, Provident Life and
                          Casualty Insurance Company, Provident
                          Health Care Plans, Inc. and Healthsource,
                          Inc.

                  10.13   Third Closing Amendment to Asset and          Exhibit 10.1 to Form  8-K dated June 14, 1995
                          Stock Purchase Agreement dated
                          May 31, 1995 among Provident Life and
                          Accident Insurance Company of America,
                          et al. and Healthsource, Inc.

                  10.14   Non-Competition Agreement dated May 31,       Exhibit 10.3 to Form 8-K dated June 14, 1995
                          1995 between Healthsource, Inc. and
                          Provident Life and Accident Insurance
                          Company of America

                  10.15   Lease dated as of May 1, 1995 between         Exhibit 10.4 to form 8-K dated June 14, 1995
                          Provident Life and Accident Insurance
                          Company and Healthsource Provident
                          Administrators, Inc. relating to a
                          certain property located at One
                          Fountain Square, Chattanooga, Tennessee

                  10.16   Asset Purchase Agreement dated               Exhibit 10.2 to Form 10-Q for the Quarter
                          as of April 10, 1995 between                 Ended March 30, 1995 filed on May 10, 1995
                          Central Massachusetts Health Care,
                          Inc. and Healthsource Massachusetts,
                          Inc.

                  10.17   First Amendment dated November               Exhibit 4.2 to Form 8-K dated February 23, 1996
                          9, 1995 to Asset Purchase Agreement
                          between Central Massachusetts
                          Health Care, Inc. and Healthsource
                          Massachusetts, Inc.


                   10.18  Second Amendment dated December 11, 1995        Exhibit 4.3 to Form 8-K dated February 23, 1996
                          to Asset Purchase Agreement between
                          Central Massachusetts Health Care, Inc.
                          and Healthsource Massachusetts, Inc.

                   10.19  Asset Purchase Agreement dated as of             Filed herewith
                          January 22, 1996 among PACC HMO, PACC
                          Health Plans and Healthsource Northwest, Inc.

        (11)       Computation of Per Share Earnings                       Filed herewith

        (12)       Computation of Historical Financial Ratios              Filed herewith

        (21)       Subsidiaries of Healthsource, Inc.                      Filed herewith

        (23)       23.1  Consent of Deloitte & Touche LLP regarding        Filed herewith
                         incorporation of Healthsource, Inc.
                         Consolidated Financial Statements by
                         reference in Healthsource, Inc.  Form S-8
                         Registration Statements No. 33-43242,
                         33-49856, 33-76910 and 33-80456 filed
                         October 9, 1991, July 23, 1992, March 25,
                         1994 and June 17, 1994

        (27)       Financial Data Schedule                                 Filed herewith


             (b)  Reports on Form 8-K.

                       The following reports on Form 8-K were filed with the
                  Securities and Exchange Commission during the quarter ended December 31, 1995 and subsequently.

                  (i) On January 26, 1996, Healthsource filed a Form 8-K reporting the signing of a definitive agreement on January 23, 1996 with PACC HMO and PACC Health Plans, affiliated Oregon nonprofit managed care companies, to purchase substantially all of the operating assets of those entities for an estimated net purchase price $80 million in cash.

                  (ii) On February 23, 1996, Healthsource filed a Form 8-K
                       reporting the closing on February 9, 1996 of its previously-announced agreement to acquire the operating assets of Central Massachusetts Health Care, Inc., a Worcester, Massachusetts nonprofit HMO, for $46.5 million in cash, subject to certain post-closing adjustments.

                 (iii) On February 28, 1996, Healthsource filed a Form 8-K
                       announcing its intention to conduct a private offering of $215 million principal amount of convertible subordinated notes, with other terms to be agreed upon

                                      SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        Date: February 27, 1996           HEALTHSOURCE, INC.


                                          By: /s/ Norman C. Payson, M.D.
                                              -----------------------------
                                              Norman C. Payson, M.D.
                                              President and Chief Executive
                                              Officer
                                              (Principal Executive Officer)


                                          By: /s/ Thomas M. Congoran
                                              -----------------------------
                                              Thomas M. Congoran
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Date                                     Date
        2/27/96  /s/ Merwyn Bagan, M.D.          2/27/96  /s/ Norman C. Payson, M.D.
                 ---------------------------              ---------------------------
                 Merwyn Bagan, M.D.                       Norman C. Payson, M.D.
                 Chairman of the Board                    President, Chief Executive
                 and Director                             Officer and Director

                                                 2/24/96  /s/ Daniel F. Eubank, M.D.
                 ---------------------------              ---------------------------
                 Paul D. Baron, M.D.                      Daniel F. Eubank, M.D.
                 Director                                 Director


         2/27/96  /s/ Robert A. Leipold, M.D.    2/26/96  /s/ David W. Schall, M.D.
                 ---------------------------              -------------------------
                Robert A. Leipold, M.D.                   David W. Schall, M.D.
                Director                                  Director


         2/27/96  /s/ Francis G. Middleton, M.D. 2/27/96  /s/ Robert S. Cathcart III, M.D.
                 ---------------------------              -----------------------------------
                 Francis G. Middleton, M.D.               Robert S. Cathcart III, M.D.
                 Director                                 Director


                                                 2/27/96  /s/ J. Harold Chandler
                 ---------------------------              -----------------------------------
                 Robert H. Bilbro, M.D.                   J. Harold Chandler
                 Director                                 Director

                                    EXHIBIT INDEX
       Reg. S-K
       Item 601                                                              Source or Consecutive
       Exhibit No.    Document                                               Page of This Report
       -----------    --------                                               ---------------------
        (3)           Articles of Incorporation and By-Laws

                      3.1  Articles of Incorporation of Healthsource,        Exhibit 3.1 to Form 10-K for the
                           Inc.,  as amended                                 Fiscal Year Ended December 31, 1994
                                                                             filed on March 19, 1995

                      3.2  By-Laws of Healthsource, Inc., as amended         Exhibit 3.2 to Amendment No. 2 to
                                                                             Form S-4 Registration Statement
                                                                             No. 33-56446 dated February 19, 1993

                      3.3  Articles of Amendment to the Articles of          Exhibit 4.1 to Form 8-K dated
                           Incorporation of Healthsource, Inc.               June 14, 1995
                           designating the rights of the Class A
                           Cumulative Preferred Stock

        (10)      Material Contracts

                      10.1 Indemnity Agreement (form) dated September         Exhibit 10.7 to Form S-1 Registration
                           11, 1989 between Healthsource, Inc. and            Statement No. 33-31165 dated
                           September 20, 1989 each of its directors and
                           executive officers (compensatory contract)

                      10.2 Amendment to Healthsource, Inc. 1987               Exhibit 10 to Form 10-Q for the Quarter
                           Non-Qualified Stock Option Plan (compensatory      Ended March 31, 1991 filed on May 3, 1991
                           plan)

                      10.3 Healthsource, Inc. 1991 Non-Qualified Stock        Exhibit 10.21 to Form 10-K for the
                           Option Plan (compensatory plan)                    Fiscal Year Ended December 31, 1990
                                                                              filed on March 28, 1991

                      10.4 Healthsource, Inc. 1992 Director                   Exhibit 10.2 to Form 10-Q for the
                           Stock Option Plan (compensatory plan)              Quarter Ended June 30, 1992 filed on
                                                                              August 12, 1992

                      10.5 Healthsource, Inc. 1994 Stock Option               Exhibit to Proxy Statement for the
                           Plan (compensatory plan)                           Annual Meeting of Shareholders held
                                                                              on May 11, 1994 filed on April 11, 1994

                      10.6 Employment Agreement dated as of                   Exhibit 10.7 to Form  10-K for the Fiscal Year
                           January 1, 1995 between Healthsource,              Ended December 31, 1994 dated March 17, 1995
                           Inc.  and Francis G. Middleton,
                           M.D. (compensatory contract)

                      10.7 Employment Agreement dated November                Exhibit 10.16 to Form 10-K for the
                           24, 1993 between Healthsource, Inc.                Fiscal Year Ended December 31, 1993
                           filed on March 30, 1994 and David
                           W. Schall, M.D. (compensatory contract)

                      10.8 Formation Agreement dated July 28,                Exhibit 10 to Form 8-K dated July 30,
                           1993 between Healthsource, Inc. and               1993
                           St. Vincent Infirmary Medical Center

                      10.9 Investment Agreement dated as of                  Exhibit 10.1 to Form 10-Q for
                           April 8, 1993 between Healthsource New            the Quarter Ended March 30, 1993
                           York, Inc. and ChubbLife Insurance                and filed May 1, 1993
                           Company of America

                     10.10 Agreement Regarding Formation of                  Exhibit 10 to Form 10-Q for the Quarter
                           Health Maintenance Organization in                Ended June 30, 1993 filed July 20, 1993
                           Savannah, Georgia dated July 19,
                           1993 between Healthsource, Inc. and
                           Candler Health System, Inc.



                     10.11 Agreement Regarding Formation of                  Exhibit 10.1 to Form 8-K dated April 12,
                           Health Maintenance Organization in                1994
                           North Central Texas dated April
                           1, 1994 among Healthsource South
                           Central, Inc., All Care, Inc. and
                           All Saints Health Systems, Inc.

                     10.12 Asset and Stock Purchase Agreement                Exhibit 2.1 to Form 10-K for the Fiscal
                           dated as of December 20, 1994 among               Year Ended December 31, 1994 dated March
                           Provident Life and Accident Insurance             17, 1995
                           Company of America, Provident Life Capital
                           Corporation, Provident Life and Accident
                           Insurance Company, Provident Life and
                           Casualty Insurance Company, Provident
                           Health Care Plans, Inc. and Healthsource,
                           Inc.

                     10.13 Third Closing Amendment to Asset and             Exhibit 10.1 to Form  8-K dated June 14, 1995
                           Stock Purchase Agreement dated
                           May 31, 1995 among Provident Life and
                           Accident Insurance Company of America,
                           et al. and Healthsource, Inc.

                     10.14 Non-Competition Agreement dated May 31,          Exhibit 10.3 to Form 8-K dated June 14, 1995
                           1995 between Healthsource, Inc. and
                           Provident Life and Accident Insurance
                           Company of America

                     10.15 Lease dated as of May 1, 1995 between            Exhibit 10.4 to form 8-K dated June 14, 1995
                           Provident Life and Accident Insurance
                           Company and Healthsource Provident
                           Administrators, Inc. relating to a
                           certain property located at One
                           Fountain Square, Chattanooga, Tennessee

                     10.16 Asset Purchase Agreement dated                  Exhibit 10.2 to Form 10-Q for the Quarter
                           as of April 10, 1995 between                    Ended March 30, 1995 filed on May 10, 1995
                           Central Massachusetts Health Care,
                           Inc. and Healthsource Massachusetts,
                           Inc.

                     10.17 First Amendment dated November                  Exhibit 4.2 to Form 8-K dated February 23, 1996
                           9, 1995 to Asset Purchase Agreement
                           between Central Massachusetts
                           Health Care, Inc. and Healthsource
                           Massachusetts, Inc.

                    10.18 Second Amendment dated December 11, 1995        Exhibit 4.3 to Form 8-K dated February 23, 1996
                          to Asset Purchase Agreement between
                          Central Massachusetts Health Care, Inc.
                          and Healthsource Massachusetts, Inc.

                    10.19 Asset Purchase Agreement dated as of             Filed herewith
                          January 22, 1996 among PACC HMO, PACC
                          Health Plans and Healthsource Northwest, Inc.

        (11)       Computation of Per Share Earnings                       Filed herewith

        (12)       Computation of Historical Financial Ratios              Filed herewith

        (21)       Subsidiaries of Healthsource, Inc.                      Filed herewith

        (23)       23.1  Consent of Deloitte & Touche LLP regarding        Filed herewith
                         incorporation of Healthsource, Inc.
                         Consolidated Financial Statements by
                         reference in Healthsource, Inc.  Form S-8
                         Registration Statements No. 33-43242,
                         33-49856, 33-76910 and 33-80456 filed
                         October 9, 1991, July 23, 1992, March 25,
                         1994 and June 17, 1994

        (27)       Financial Data Schedule                                 Filed herewith
