Form 10-Q
period 1996-03-31
HEALTHSOURCE INC
filed 1996-05-15
CIK 855587

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                  of 1934

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
         _________________


Commission File No.    1-11538
                       -------


                               HEALTHSOURCE, INC.
         ------------------------------------------------------------
             (Exact name or registrant as specified in its charter)

          New Hampshire                                    02-0387748
- ----------------------------------                 --------------------------

(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)

2 College Park Drive, Hooksett, NH                          03106
- ----------------------------------                 --------------------------

(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (603) 268-7000
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

     At May 3, 1996, 63,677,691 shares of $.10 par value common stock of the Registrant were outstanding.

                               HEALTHSOURCE, INC.

                                    INDEX


                                                                    Page Number
                                                                    -----------

Part I. Financial Information.
- -----------------------------

     Item 1.  Financial Statements
              --------------------

     Condensed Consolidated Balance Sheets as of
      March 31, 1996 and December 31, 1995                              3

     Condensed Consolidated Statements of Operations
      for the Three Month Periods ended
      March 31, 1996 and 1995                                           4

     Condensed Consolidated Statements of Cash Flows
      for the Three Month Periods ended
      March 31, 1996 and 1995                                           5

     Notes to Condensed Consolidated Financial Statements             6 - 8

     Independent Accountants' Report                                    9

     Item 2.  Management's Discussion and Analysis of
              ---------------------------------------
               Financial Condition and Results of Operations         10 - 15
               ---------------------------------------------



Part II.  Other Information.
- ---------------------------

     Item 1.  Legal Proceedings
              -----------------
               Not Applicable

     Item 2.  Changes in Securities
              ---------------------
               Not Applicable

     Item 3.  Defaults Upon Senior Securities
              -------------------------------
               Not Applicable

     Item 4.  Submission of Matters to a Vote of
              ----------------------------------
               Security Holders
               ----------------
               Not Applicable

     Item 5.  Other Information                                      16 - 17
              -----------------


     Item 6.  Exhibits and Reports on Form 8-K                         18
                  --------------------------------

Signatures                                                             19

HEALTHSOURCE, INC. AND SUBSIDIARIES
- -----------------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
- ----------------------------------------------------------------------------------------

                                                        March 31,            December 31,
                                                          1996                  1995
                                                        ---------            ------------
                                                       (Unaudited)
ASSETS                                                          (in thousands)
- ------
Current assets:

   Cash and cash equivalents ......................      $132,153             $121,467
   Marketable securities ..........................        27,429               34,301
   Premiums and administrative
     fees receivable ..............................       115,204              117,871
   Restricted investments .........................       119,594              123,871
   Other current assets ...........................        39,639               29,986
                                                         --------             --------

         Total current assets .....................       434,019              427,496

Long-term assets:

   Long-term marketable securities ................       116,028               68,357
   Property and leasehold improvements, net .......       114,747              103,611
   Restricted investments .........................         8,844                8,099
   Intangible assets, net .........................       299,568              254,886
   Other assets ...................................        17,030               10,590
                                                         --------             --------

         TOTAL ....................................      $990,236             $873,039
                                                         ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:

   Medical claims payable .........................      $180,864             $152,649
   Accounts payable and accrued expenses ..........        95,800               85,678
   Estimated liability under retrospective
     refund agreements ............................        30,043               35,623
   Deferred revenue ...............................        12,371                7,489
   Other current liabilities ......................         6,620                1,587
                                                         --------             --------

       Total current liabilities ..................       325,698              283,026

Long-term liabilities:

   Revolving note payable .........................        10,000               95,000
   Convertible subordinated notes .................       247,250                    -
   Other liabilities ..............................         6,237                6,931
                                                         --------             --------

         Total liabilities ........................       589,185              384,957
                                                         --------             --------

Shareholders' equity:

   Preferred stock ................................             -              100,000
   Common stock ...................................         6,368                6,358
   Additional paid-in capital .....................       222,551              221,048
   Retained earnings ..............................       173,981              159,547
   Unrealized gain (loss)on marketable
    securities ....................................        (1,849)               1,129
                                                         --------             --------

      Shareholders' equity ........................       401,051              488,082
                                                         --------             --------

      TOTAL .......................................      $990,236             $873,039
                                                         ========             ========

            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
- -----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

- --------------------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                            March 31,
                                                                  --------------------------
                                                                    1996             1995
                                                                  ---------        ---------
                                                                 (unaudited)      (unaudited)
                                                                        (in thousands,
                                                                    except per share data)
Revenue:

   HMO medical premiums  ..................................        $290,755         $188,312
   Other insured medical premiums .........................          68,112            3,711
   Administrative and managed care fees ...................          60,225           16,084
                                                                   --------         --------

       Total operating revenue ............................         419,092          208,107
                                                                   --------         --------
Expenses:

   Cost of HMO medical premiums ...........................         227,855          146,322
   Cost of other insured medical premiums .................          57,706            2,760
   Selling, general and administrative:
     HMO and other fully insured services .................          56,963           28,844
     Administrative and managed care services .............          47,963           12,792
                                                                   --------         --------
        Total selling, general and administrative .........         104,926           41,636
                                                                   --------         --------

   Depreciation and amortization ..........................           8,709            3,332
                                                                   --------         --------

       Total operating expenses ...........................         399,196          194,050
                                                                   --------         --------

       Operating income ...................................          19,896           14,057

Interest income ...........................................           6,461            3,660
Interest expense ..........................................          (2,373)               -
                                                                   --------         --------

        Interest income, net ..............................           4,088            3,660
                                                                   --------         --------

Income before provision for income taxes ..................          23,984           17,717
Provision for income taxes ................................          (8,422)          (5,946)
                                                                   --------         --------

Net income  ...............................................        $ 15,562         $ 11,771
                                                                   ========         ========

Preferred stock dividend ..................................          (1,128)              --
                                                                   --------         --------
Net income available to common shareholders ...............        $ 14,434         $ 11,771
                                                                   ========         ========

Net income per share: .....................................           $0.22           $ 0.18

Weighted average number of common and common
  equivalent shares outstanding: ..........................          65,953           64,062


            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
- -----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
- ------------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                    March 31,
                                                           -------------------------
                                                              1996          1995
                                                           ----------     ----------
                                                           (unaudited)   (unaudited)
                                                                 (in thousands)
Cash flows from operating activities:
     Net income ......................................     $  15,562       $11,771
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization ...............         8,709         3,332
     Changes in assets and liabilities,
       net of effects of acquisition:
       Premiums and administrative fees ..............         5,345        (4,059)
       Other current assets ..........................        (8,904)       (2,694)
       Medical claims payable ........................         6,346        11,883
       Accounts payable and other current liabilities          8,161         1,541
       Deferred revenue ..............................         4,359         4,685
                                                           ---------       -------
         Net cash provided by operating activities ...        39,578        26,459
                                                           ---------       -------

Cash flows from investing activities:
     Investment in affiliates/intangible
       assets, net of cash acquired ..................       (46,879)       (1,785)
     (Increase) decrease in marketable securities ....       (26,631)       14,030
     Additions to property and leasehold improvements        (13,715)       (7,939)
     Increase in other assets
       and restricted investments ....................        (2,908)       (2,225)
                                                           ---------       -------
           Net cash provided by (used in)
             Investing activities ....................       (90,133)        2,081
                                                           ---------       -------

Cash flows from financing activities:
     Issuance of convertible subordinated notes ......       247,250            --
     Redemption of preferred stock ...................      (100,000)           --
     Preferred stock dividends .......................        (1,128)           --
     Net repayment of revolving note payable .........       (85,000)           --
     Issuance of common stock ........................           813           760
     Repayment of other liabilities ..................          (694)          (10)
                                                           ---------       -------
           Net cash provided by financing activities .        61,241           750
                                                           ---------       -------

Increase in cash and cash equivalents ................        10,686        29,290
Cash and cash equivalents, beginning of period .......       121,467        67,193
                                                           ---------       -------
Cash and cash equivalents, end of period .............     $ 132,153       $96,483
                                                           =========       =======

Supplemental disclosure of cash flow information:
     Income taxes paid ...............................     $   2,312       $ 1,560
     Interest paid ...................................         1,856            --

            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
- -----------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ---------------------------------------------------------------

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

     The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

2.   SUMMARY OF SIGNIFICANT INCOME STATEMENT POLICIES

     Revenue - HMO medical premium revenue and other insured medical premiums are recognized in the month in which members are entitled to receive health care services and are reported net of retrospective refunds. Medical premiums collected in advance are recorded as deferred revenue. Administrative and managed care fees are recognized in the period that claims processing and other managed care services are provided to self-funded clients. Revenue from management service agreements is recognized in the period the Company performs the services.

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

     Selling, General and Administrative ("SG&A") Expense - HMO and fully-insured SG&A expense includes the costs recognized by the Company and its majority-owned entities: (1) to market and administer the delivery of medical services for which the Company is at risk; and (2) to develop and administer its management services agreements. Administrative and managed care fees SG&A includes the costs recognized by the Company and its majority-owned entities to market and administer the delivery of medical services for self-insured clients. Corporate SG&A is included within HMO and other fully-insured SG&A expense.

     Impairment of Long-Lived Assets - The Company adopted Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of'("SFAS121") in the period ended March 31, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no effect of adoption of SFAS 121 on the financial statements.

     Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") became effective in 1996. As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation to employees under APB Opinion No. 25 and to provide the SFAS 123 required disclosures in its 1996 annual financial statements.

     Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation. Other insured medical premiums, cost of other insured medical premiums and a significant portion of administrative and managed care fees SG&A relate primarily to the Provident Transaction. See Note 3.

3.   ACQUISITIONS

     1996 Acquisition - Effective February 1, 1996, the Company acquired substantially all of the HMO assets of Central Massachusetts Health Care, Inc. (now called "Healthsource CMHC" ("HSCMHC")) for approximately $46.5 million in cash, subject to post closing purchase price adjustments.

     1995 Acquisition - Effective May 1, 1995, the Company acquired the group health, HMO and third party administration business of Provident Life and Accident Insurance Company of America, Inc. (the "Provident Transaction") for $231 million in cash and securities. The cash payment was $131 million and the Company issued to Provident non-convertible Class A cumulative preferred stock with a face value of $100 million (See Note 4).

     The following unaudited pro forma consolidated statement of operations assumes the Provident and HSCMHC acquisitions occurred on January 1, of each year (in thousands, except per share data):
                                                         Three Months Ended
                                                               March 31,
                                                      -----------------------
                                                         1996          1995
                                                      --------       --------
            Revenue                                   $429,515       $349,304
            Operating income                            18,599         13,691
            Net income                                  14,715         11,679
            Net income per share                         $0.21          $0.16



4.   CONVERTIBLE SUBORDINATED NOTES

     On March 8, 1996, the Company completed the sale (through a private offering to institutional investors) of $247 million principal amount of 5% Convertible Subordinated Notes due 2003. The proceeds of the sale were used to redeem the outstanding $100 million preferred stock and to repay a portion of the amount owed under the revolving note payable.

5.   INCOME TAXES

     The Company provides for income taxes based upon an estimate of its annual effective tax rate. The estimated effective tax rates for the three months ended March 31, 1996 and 1995 were 35.1% and 33.6%, respectively.

6.   COMMITMENTS AND CONTINGENCIES

     In January 1996, the Company announced that it had signed a definitive agreement to purchase substantially all of the operating assets of PACC HMO and PACC Health Plans for a price of approximately $80 million in cash, subject to certain adjustments. The definitive agreement is subject to regulatory and other approvals.

     In April 1996, the Company announced that it had signed a letter of intent to pay an aggregate cash consideration of $27 million to acquire Health Direct, Inc. and to enter into a ten-year globally capitated provider agreement with the seller's hospital system. The letter of intent is non-binding and subject to due diligence, negotiation of a definitive agreement and the receipt of regulatory and other approvals. There is no assurance that a definitive agreement will be reached or that such approvals will be obtained.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Shareholders of
Healthsource, Inc.
Hooksett, New Hampshire


We have reviewed the accompanying condensed consolidated balance sheet of Healthsource, Inc. and subsidiaries as of March 31, 1996 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Healthsource, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






Boston, Massachusetts                      Deloitte & Touche LLP
May 10, 1996

                               HEALTHSOURCE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
- -------

The Company has experienced substantial growth in both revenues and profitability since its formation in New Hampshire in 1985. Revenue growth has been accomplished through increasing membership and medical premiums per member and administrative and managed care fees from self-insured employers and through acquisitions. The Company has made acquisitions of health maintenance organization ("HMO") companies resulting in wholly-owned subsidiaries in South Carolina, Tennessee, Maine, Indiana, North Carolina, Syracuse, New York and Massachusetts. The Company has formed strategic alliances with hospitals to operate HMOs in Arkansas, Georgia, north central Texas, and southwestern Ohio and has formed start-up HMOs in Connecticut and Louisville, Kentucky. It also formed a strategic alliance with Chubb Life Insurance Company to operate an HMO ("ChubbHealth") in the metropolitan New York City and northern New Jersey areas. Effective May 1, 1995, the Company acquired the group health, third-party administration and HMO business ("the Provident Transaction") from Provident Life and Accident Insurance Company of America, Inc. for $231 million in cash and preferred stock. To conduct the acquired businesses, the Company organized and capitalized Healthsource Provident Insurance Company to assume the insured business and Healthsource Provident Administrators, Inc. to administer the self-insured business.

The Company has experienced a decline in average premium yield during the first quarter of 1996 of 6.5% as compared to the same period in 1995.

First quarter 1996 and 1995 average premium yields including and excluding
South Carolina (where there is a significant amount of low option business with appropriately lower premiums) were as follows:

Region                              3-31-96         3-31-95          % change
- ------                              -------         -------          --------
North..........................     $137.93         $143.00           (3.5)%
South with South Carolina......      117.37          126.00           (6.8)%
South without South Carolina...      123.58          129.99           (4.9)%
Total with South Carolina......      125.22          133.94           (6.5)%
Total without South Carolina...      130.56          137.24           (4.9)%

The Company expects this premium pricing environment to continue during 1996 and possibly beyond. As a result of this premium pricing environment, the Company's medical loss ratio and ultimately its profitability will depend on its ability to control health care costs. Since the Company commits to provide its services to members at agreed upon prices for one year, unexpected cost increases during this period cannot be passed on to employers or to members. The Company believes its continued profitability in the first quarter of 1996 can be attributed primarily to increases in membership, increased revenue from administrative and managed care services, its cost control efforts, and the effect of the Provident Transaction and the acquisition of Central Massachusetts Health Care, Inc. (now called "Healthsource CMHC" or "HSCMHC") in February 1996.


The following table shows membership for the Company's affiliated health plans as of March 31, 1996 and 1995:


                                                         3/31/96           3/31/95
                                                         -------           -------
HMOs1
 Northern Region:
     New Hampshire                                       127,100            96,400
     Massachusetts                                        81,100                 -
     Indiana                                              69,000            43,100
     Maine                                                66,800            56,600
     New York City                                        32,500            28,400
     New York (Syracuse)                                  21,900            23,700
     Kentucky                                             12,400                 -
     New Jersey                                            8,300                 -
     Ohio                                                    800                 -
                                                       ---------         ---------

         Sub-total                                       419,900           248,200
                                                       ---------         ---------
 Southern Region:
     North Carolina                                      175,400           117,300
     South Carolina                                      150,200            77,100
     Tennessee                                            68,500            34,300
     Arkansas                                             34,300            17,600
     Georgia                                              10,800             5,400
     Texas                                                 5,300                 -
                                                       ---------         ---------
         Sub-total                                       444,500           251,700
                                                       ---------         ---------

         Total HMO                                       864,400           499,900
                                                       ---------         ---------

MANAGED INDEMNITY (INSURED)2                              64,600             7,900
                                                       ---------         ---------

SELF AND PARTIALLY INSURED MEDICAL PRODUCTS
- -------------------------------------------
     Point of Service                                    210,900           173,200
     Workers' Compensation                               122,000           107,700
     Other Managed Care/Administration3                2,187,600           307,200
                                                       ---------         ---------

         Total Self-Insured                            2,520,500           588,100
         ------------------                            ---------         ---------

TOTAL ADMINISTERED MEDICAL                             3,449,500         1,095,900
- --------------------------                             ---------         ---------

DENTAL PRODUCTS 4
     Fully Insured                                       314,100                 -
     Self Insured                                      2,170,800                 -
                                                       ---------         ---------

TOTAL ADMINISTERED DENTAL                              2,484,900                 -
- -------------------------                              ---------         ---------

1 Includes membership for HMOs owned, co-owned, and/or managed by the Company. Managed indemnity lives previously reported in the Company's HMO membership are now reported separately as managed indemnity lives. At March 31, 1996 and 1995, these lives were 6,700 and 7,900, respectively.

2 Includes managed indemnity business from the Provident acquisition of approximately 57,900 at March 31, 1996.

3 Includes self-insured business from the Provident acquisition of approximately 1,951,000 lives at March 31, 1996. Included in these totals are approximately 251,000 members at March 31, 1996 which were covered by minimum premium and experience rated refundable premium products where the Company shares risk with the employers and where the Company receives an insurance premium. Many of these employer accounts have managed care benefit designs.

4    Obtained through the Provident acquisition.


The following table shows certain income statement data expressed as a percentage of total operating revenue for the three months ended March 31, 1996 and 1995:

                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                  (unaudited)
                                                               1996           1995
                                                              -----          -----
Revenue:
     HMO medical premiums                                      69.4%          90.5%
     Other insured medical premiums                            16.3            1.8
     Administrative and managed
       care fees                                               14.3            7.7
                                                              -----          -----

Total operating revenue                                       100.0          100.0
                                                              -----          -----
Expenses:
     Cost of HMO medical premiums                              54.4           70.3
     Cost of other insured
       medical premiums                                        13.8            1.3
     Selling, general and administrative:
       HMO and fully-insured                                   13.6           13.9
       Admin. and managed care fees                            11.4            6.1
                                                              -----          -----
       Total selling, general and admin.                       25.0           20.0
                                                              -----          -----

     Depreciation and amortization                              2.0            1.6
                                                              -----          -----
Total operating expenses                                       95.2           93.2
Operating income                                                4.8            6.8
Interest income                                                 1.5            1.7
Interest expense                                                (.6)             -
                                                              -----          -----
Interest and other income, net                                  0.9            1.7
Income before provision for income taxes                        5.7            8.5
Provision for income taxes                                     (2.0)          (2.9)
                                                              -----          -----
Net income                                                      3.7%           5.6%
                                                              =====          =====

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995
- -------------------------------------------------------------------------------

Revenue increased 101% to $419 million from $208 million. This increase was primarily the result of a 54% increase in HMO medical premium revenue to $291 million from $188 million. The change in HMO medical premium revenue was attributable to: (1) the combined effect of a 48% increase in average membership and a 6.5% decrease in average medical premium yield to $125 per member per month ("pmpm") from $135 pmpm at Healthsource New Hampshire, Healthsource Tennessee, Healthsource Indiana, Healthsource South Carolina, Healthsource Maine, Healthsource North Carolina, Healthsource Arkansas, Healthsource Savannah and Healthsource New York(collectively "Existing Plans");(2) a $21 million increase due to the acquisition of Healthsource CMHC ("HSCMHC"); and (3) the commencement of operations of Healthsource North Texas ("HSNTX"), Healthsource Kentucky ("HSKY") and Healthsource Ohio ("HSOH").

In addition, there was a significant increase in revenue resulting from an increase in other insured medical premiums to $68 million from $4 million due to the Provident Transaction. The acquired business consists of fully-insured managed indemnity products and minimum premium and experience rated refundable premium products with large employer groups.

The remaining revenue increase was due to a 274% increase in administrative and managed care fees to $60 million from $16 million which resulted from the Provident Transaction and the growth of the Company's self-funded, Point-of-Service (POS) business in various states.

Cost of HMO medical premiums ("health care costs") increased 56% to $228 million from $146 million. This increase was due to the combined effect of the 48% increase in average membership with a 5.5% decrease in the average cost of medical premiums to $98 pmpm from $104 pmpm at Existing Plans, the acquisition of HSCMHC and the commencement of operations of HSNTX, HSKY, and HSOH. This 5.5% decrease in costs resulted from lower physician, inpatient and outpatient hospital costs offset by increases in pharmaceutical costs.

The cost of HMO medical premiums as a percent of HMO medical premiums (the "medical loss ratio" or "MLR") increased to 78.4% from 77.7% because the 6.5% decrease in average medical premium yield was more than the 5.5% decrease in average cost of medical premiums at Existing Plans, combined with HSKY, HSNTX, and HSOH which in the aggregate had higher MLRs than the Existing Plans. The Company expects the premium pricing environment to exert downward pressure on average medical premium yield during 1996 and possibly beyond. The Company's MLR may increase if the Company is unable to keep the cost of medical premiums in line with premium yields.

The cost of other insured medical premiums increased to $58 million from $3 million as a result of the acquisition of Provident's fully-insured managed indemnity products and minimum premium and experience rated refundable premium products.

Total selling, general and administrative (SG&A) expenses increased to $105 million from $42 million due to acquisitions and the development of existing operations and new businesses. As a percent of total operating revenue, SG&A expenses increased to 25% from 20% as a result of the self-funded business acquired in the Provident Transaction which has inherently higher levels of SG&A expense.

SG&A expenses related to HMO, fully-insured medical business and corporate administration increased 97% to $57 million from $29 million. This increase resulted primarily from the SG&A expense associated with the insured portion of the Provident business, the membership increases at existing HMOs, the commencement of operations at HSKY, HSNTX and HSOH, development expenses at start-up HMOs and other business development activities. SG&A expenses related to administration and managed care fees increased 275% to $48 million from $13 million due to the SG&A expense associated with the self-insured portion of the Provident business and increases in the Company's administrative service businesses such as self-insured POS.

Depreciation and amortization expense increased 161% to $9 million from $3 million primarily due to the amortization expense associated with the Provident Transaction, the acquisition of HSCMHC and depreciation associated with increased capital purchases.

Interest income increased 76% to $6.4 million from $3.6 million. This increase resulted primarily from the increase in cash, cash equivalents and marketable securities associated with the Provident Transaction and the Company's continued increases in cash available from operations. The Company incurred interest expense of $2.3 million in 1996 as a result of borrowings associated with the Provident and HSCMHC acquisitions.

The Company's effective tax rate increased to 35.1% from 33.6% due to the decline of non-taxable interest income as a percentage of total interest income and as a percentage of total operating income.

Liquidity and Capital Resources
- -------------------------------

At March 31, 1996, cash, cash equivalents and marketable securities totaled approximately $276 million, of which $244 million was held by regulated operating companies and was largely restricted to use in those companies.

During the first quarter of 1996, the Company generated $39 million from operations and invested approximately $14 million in property and equipment. The acquisition of HSCMHC resulted in a net cash expenditure of $47 million which was funded from borrowings under the Chase Facility described below.

On March 8, 1996, the Company completed the sale (through a private offering to institutional investors) of $247 million principal amount of 5% Convertible Subordinated Notes ("the Notes") due 2003. The Notes are convertible into Common Stock of the company at a price of $46.965 per share. The Company used the net proceeds of the offering to redeem the $100 million face amount of the Company's outstanding 6.25% Class A Cumulative Preferred Stock. The balance of the net proceeds of the offering was used to repay a portion of the outstanding principal balance under the Company's $300 million unsecured revolving credit agreement with Chase Manhattan Bank N.A. as agent ("Chase Facility").

The Chase Facility is committed through March 15, 2000. At March 31, 1996, the Company had $10 million outstanding. Based on current financial ratios, the Company has the ability to borrow a total of $240 million under the Chase Facility.

The principal and interest on the Notes is by their terms subordinated in right of payment to principal and interest on substantially all existing and future debt (including debt under the Chase Facility) incurred by the Company ("Senior Debt"). As of March 31, 1996, the Company has approximately $10 million of Senior Debt outstanding. As of such date, the Company's subsidiaries had aggregate liabilities of approximately $306 million, to which the Notes are also structurally subordinated.

The Company has signed a definitive agreement to purchase substantially all of the operating assets of PACC HMO and PACC Health Plans for approximately $80 million in cash subject to significant adjustments. Additionally, the Company announced that it had signed a letter of intent to pay an aggregate cash consideration of $27 million to acquire Health Direct, Inc. and to enter into a ten-year globally capitated provider agreement with the seller's hospital system. The letter of intent is non-binding and subject to due diligence, negotiation of a definitive agreement, and the receipt of other regulatory approvals. The Company intends to fund the PACC and Health Direct transactions from borrowings under the Chase Facility or other financial resources.

Although the Company has no other present commitments for significant capital expenditures, the Company's 1996 budget reflects capital expenditures in excess of $40 million. The Company believes that its existing cash balances and cash flow generated by its wholly-owned plans coupled with the proceeds of the sale of the Notes and the amounts available for borrowing under the Chase Facility are adequate to fund its existing operations on a short-term and long-term basis.

Effects of Inflation
- --------------------

Until recent years, medical premiums and the cost of medical premiums generally rose at a rate higher than that for consumer goods as a whole. Since 1994, however, these inflation trends have reversed and medical premiums and costs of medical premiums have declined significantly as competition has increased and consumers have demanded premium decreases. The Company experienced decreases of 6.5% in average medical premium yield and 5.5% in the average cost of medical premiums during the first quarter of 1996 over the same period in 1995. The Company expects that this competitive trend will continue for the remainder of 1996 and possibly beyond. There is no assurance that the Company's cost of medical premiums will continue to decline.

The Company attempts to mitigate increases in the cost of medical premiums through some or all of the following activities: (1) securing global capitation arrangements with major hospital providers and improving its contracting methodologies with other providers to achieve lower costs and to promote risk-sharing; (2) reviewing and, as necessary, modifying benefit designs so as to discourage inappropriate levels of consumer-driven utilization; (3) using various utilization review techniques and technologies to mitigate inappropriate use of healthcare resources by providers; and (4) communicating with the Company's primary care physicians about the impact of clinically inappropriate utilization of healthcare resources.

Risks associated with any forward looking statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are discussed in Item 5, Other Information.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, & 4. Not Applicable.
                    --------------

Item 5. Other Information
        -----------------

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

The statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and those contained in the Company's Annual Report on Form 10-K concerning future profitability, premium pricing levels, future levels of medical-loss ratios, the Company's ability to control healthcare and SG&A costs and all other statements that are not historical facts are forward looking statements. Because such statements involve risks and uncertainties, the following factors, among others, could affect the Company's actual results and could cause actual future results to differ materially from those expressed in any forward looking statements either made herein or previously or subsequently made by or on behalf of Healthsource:

CONTROL AND PREDICTABILITY OF HEALTH CARE COSTS. The Company's profitability depends in large part on predicting and maintaining effective control of the healthcare costs of its HMOs. The future profitability of the Company's HMOs is dependent upon controlling future healthcare costs in part through appropriate benefit design, utilization control and negotiation of favorable provider contracts, including global capitation arrangements with major hospitals which effectively link healthcare costs for assigned members to the premiums received for such members. The Company may be unable to predict accurately or to control health care costs because of many factors, including the inherent unpredictability of rates of utilization of services in any given period and the volatility of such use particularly in quarterly periods; major epidemics; undetected increases in costs of units of services (in some cases implemented by providers without prior notice); changes in risk profile of a rapidly increasing membership due to pre-existing medical conditions, revised demographics and other factors; and increased utilization driven by changes in physician practice patterns and new techniques (i.e., use of bone marrow transplants for an increasing number of diagnostic categories). There can be no assurance that the Company will be successful in predicting or mitigating the effect of any of these factors.

COMPETITION AND PREMIUM PRICING. The managed healthcare industry is highly competitive at both the local HMO level and in the regional and national employer markets. The principal competitive factors affecting the Company's products are premium rates and fees, plan design and flexibility, and physician/hospital network and reputation. The Company competes in all of its markets with Blue Cross plans, indemnity insurers, HMOs, TPAs, PPOs and other managed care companies. The Company also faces competition in many of its markets from hospitals and other provider groups who have organized their own networks to contract directly with employer groups.

The cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups, and in certain markets some competitors are underpricing the Company's products. In many historically under-penetrated markets such as the Carolinas, many new HMOs have been recently licensed which is reflected in premium pressure for new and renewal business. As a result of this competition, the Company experienced a 6.5% decline in average premium yield per member during the first quarter of 1996. The Company expects that competition for all business (and related premium pressure) may become even more intense during the remainder of 1996 and beyond and that, as a result, the Company may not be able to secure adequate premium pricing.

ACCOUNTING; MIS AND NETWORK DISRUPTION ISSUES. Reserves for incurred but not reported claims ("IBNR") are a large component of the Company's medical claims payable reserve and are based upon an estimation of future claims using traditional actuarial techniques heavily influenced by historical claims experience; rapid growth and changing risk profiles could render the Company's IBNR estimates inaccurate and there can be no assurance as to the ultimate accuracy of such estimates or that subsequent adjustments will not cause fluctuations in the Company's operating results. The ability to predict IBNR, control costs in general and to manage increasingly complicated global capitation arrangements depends upon the use of sophisticated customized MIS systems; there can be no assurance that such systems can be developed quickly enough to effectively manage the increasing complexity of the Company's contractual arrangements nor that facility or equipment problems will not disrupt the Company's ability to effectively provide such MIS support. With the increasing complexity of contractual arrangements comes the potential for disagreements with major hospital providers over the reimbursement under such contracts, which disagreements (if not resolved) could disrupt relations with affiliated physician providers and could potentially affect the perception of the Company's plans in the affected markets.

ACQUISITIONS AND NEW PRODUCTS. A significant part of the Company's business strategy is to diversify into new geographic markets through acquisitions or start-up plans and to develop new products. Identifying and pursuing acquisition opportunities, integrating acquired businesses and managing growth requires a significant amount of management time and skill. The Company may be unable to
(i) negotiate acceptable terms with suitable acquisition candidates or ensure that, if negotiated, such acquisitions will be either approved by all relevant regulatory authorities or concluded, (ii) assimilate such acquired companies free from hidden risks undetected at the time of closing or (iii) manage future growth effectively. Until start-up HMOs reach a critical mass of membership, they generally produce operating losses (despite capitated provider contracts) and failure to generate sufficient membership in start-up markets could adversely affect operating results. The Company is expanding its product offerings, most notably by developing and seeking a license for Medicare risk products in most of its markets. The Company will expend approximately $5 million in 1996 in developing such Medicare products which will still require a substantial marketing program before the Company generates revenues from such products in any market; the failure to achieve Medicare membership quickly in various markets may further impact operating results as such development expenses are relatively fixed. There can be no assurance that the Company will successfully mitigate any of the foregoing risks.

IMPACT OF HEALTHCARE REFORM. Many federal and state proposals have been made in the past to reform the healthcare system. The Company anticipates that federal and state legislatures will continue to assess alternative healthcare systems and payment methodologies as well as mandated coverages, capitation limits, underwriting constraints and other measures that could affect the Company's business. The Company is unable to predict which, if any, of these healthcare reform proposals may be adopted. While the Company does not believe it would be materially adversely impacted by most of the proposed reforms, certain proposals could have such an impact; for example the imposition of a single-payor system in any state could potentially eliminate the Company's business in that state. See "Business - Governmental Regulation" in the Company's Form 10-K.

GOVERNMENTAL REGULATION. The Company's HMOs, insurance companies and certain of its other subsidiaries are licensed by and subject to periodic examination and extensive regulation by the states in which they operate and by the federal government. Such state and federal statutes and regulations are subject to change and such changes could adversely impact the Company's operations in the future. There can be no assurance that the Company will be able to obtain any regulatory approvals required to enter new markets or to offer new products. See "Business - Governmental Regulation" in the Company's Form 10-K.

VOLATILITY OF THE COMPANY'S STOCK. The market price for the Company's stock may be affected by investor perception of the Company, by general economic and market conditions, by fluctuations in quarterly earnings, by general trends in the healthcare market, and by regulatory developments especially at the federal level; accordingly, the market price of the Company's stock may be volatile.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)    Exhibits

             4. Instruments defining the rights of security holders, including indentures

                    4.1 Indenture dated as of March 6, 1996 between
                        Healthsource, Inc. and The Bank of New York, as trustee

                    4.2 Note Resale Registration Rights Agreement dated as of
                        March 6, 1996 among Healthsource, Inc. and the purchasers named therein

            10.     Material Contracts

                    10.1 Purchase Agreement dated March 1, 1996 among
                         Healthsource, Inc. And Bear, Stearns & Co., as representative of the Initial Purchasers named therein

            11.     Statement re: Computation of Net Income Per Share

            15.     Letter regarding unaudited interim financial information

                    15.1 Letter dated May 10, 1996 by Deloitte & Touche LLP
                         regarding unaudited interim financial information. See page 9.

            27.     Financial Data Schedule

     (b)    Reports on Form 8-K

            The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1996 and subsequently:

            (i) On January 26, 1996, the Company filed a Form 8-K reporting the signing of a definitive agreement on January 23, 1996 with PACC HMO and PACC Health Plans, affiliated Oregon nonprofit managed care companies, to purchase substantially all of the operating assets of those entities for an estimated net purchase price of $80 million in cash.

            (ii) On February 23, 1996, the Company filed a Form 8-K reporting the closing on February 9, 1996 of its previously-announced agreement to acquire the operating assets of Central Massachusetts Health Care, Inc., a Worcester, Massachusetts nonprofit HMO, for $46.5 million in cash, subject to certain post-closing adjustments.

            (iii) On February 28, 1996, the Company filed a Form 8-K announcing its intention to conduct a private offering of $215 million principal amount of convertible subordinated notes, with other terms to be agreed upon.

            (iv) On March 21, 1996, the Company filed a Form 8-K reporting the completion on March 8, 1996 of its private offering of $247,250,000 principal amount of 5% Convertible Subordinated Notes Due 2003.

            (v) On April 18, 1996, the Company filed a Form 8-K reporting the signing of a non-binding letter of intent to pay an aggregate consideration of $27 million to acquire Health Direct, Inc., a Des Plaines, Illinois HMO, and enter into a long-term globally capitated provider agreement with the seller's hospital system.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HEALTHSOURCE, INC.



Dated:  May 10, 1996                  By
                                         /S/ Norman C. Payson
                                         --------------------------------
                                         Norman C. Payson, M.D.
                                         President and
                                           Chief Executive Officer



                                      By
                                         /S/ Thomas M. Congoran
                                         --------------------------------
                                         Thomas M. Congoran
                                         Chief Financial Officer/Principal
                                         Accounting Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HEALTHSOURCE, INC.



Dated:  May 10, 1996                  By
                                         -----------------------------
                                         Norman C. Payson, M.D.
                                         President and
                                           Chief Executive Officer



                                      By
                                         ------------------------------
                                         Thomas M. Congoran
                                         Chief Financial Officer/Principal
                                         Accounting Officer