Form 10-Q
period 1996-06-30
HEALTHSOURCE INC
filed 1996-08-12
CIK 855587

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from          to
                                                          --------   ---------
Commission File No.    1-11538
                    ------------


                               HEALTHSOURCE, INC.
          --------------------------------------------------------------
             (Exact name or registrant as specified in its charter)

            New Hampshire                                  02-0387748
- ---------------------------------------           --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)

Two College Park Drive, Hooksett, NH                         03106
- ---------------------------------------           --------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (603) 268-7000
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

     At August 7, 1996, 63,770,957 shares of $.10 par value common stock of the Registrant were outstanding.

                               HEALTHSOURCE, INC.

                                      INDEX

                                                                  Page Number
                                                                  -----------

Part I. Financial Information.
- ------------------------------

      Item 1.  Financial Statements
               --------------------

      Condensed Consolidated Balance Sheets as of
       June 30, 1996 and December 31, 1995                              3

      Condensed Consolidated Statements of Operations
       for the Three and Six Month Periods ended
       June 30, 1996 and 1995                                         4 - 5

      Condensed Consolidated Statements of Cash Flows
       for the Six Month Periods ended
       June 30, 1996 and 1995                                           6

      Notes to Condensed Consolidated Financial Statements            7 - 9

      Independent Accountants' Report                                   10

      Item 2.  Management's Discussion and Analysis of
               ---------------------------------------
                Financial Condition and Results of Operations        11 - 17
                ---------------------------------------------




Part II.  Other Information.
- ----------------------------

      Item 1.  Legal Proceedings
               -----------------
                Not Applicable

      Item 2.  Changes in Securities
               ---------------------
                Not Applicable

      Item 3.  Defaults Upon Senior Securities
               -------------------------------
                Not Applicable

      Item 4.  Submission of Matters to a Vote of
               ----------------------------------
                Security Holders
                ----------------
                Not Applicable

      Item 5.  Other Information                                    18 - 20
               -----------------


      Item 6.  Exhibits and Reports on Form 8-K                        20
               --------------------------------


Signatures                                                             21

HEALTHSOURCE, INC. AND SUBSIDIARIES
- -----------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
- --------------------------------------------------------------------------------
                                                  June 30,     December 31,
                                                    1996           1995
                                                 ----------    ------------
                                                 (unaudited)
ASSETS                                                  (in thousands)
- ------
Current assets:

  Cash and cash equivalents  . . . . . . . .      $ 99,395       $121,467
  Marketable securities  . . . . . . . . . .        26,475         34,301
  Premiums and administrative
    fees receivable  . . . . . . . . . . . .       113,380        117,871
  Restricted investments . . . . . . . . . .       116,711        123,871
  Other current assets . . . . . . . . . . .        65,551         29,986
                                                  --------       --------

      Total current assets . . . . . . . . .       421,512        427,496

Long-term assets:

  Long-term marketable securities  . . . . .       118,813         68,357
  Property and leasehold improvements, net .       122,962        103,611
  Restricted investments . . . . . . . . . .         8,797          8,099
  Intangible assets, net . . . . . . . . . .       306,666        254,886
  Other assets . . . . . . . . . . . . . . .        16,957         10,590
                                                  --------       --------

      TOTAL                                       $995,707       $873,039
                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:

  Medical claims payable . . . . . . . . . .      $172,415       $152,649
  Accounts payable and accrued expenses  . .        98,099         85,678
  Estimated liability under retrospective
    refund agreements                               31,191         35,623
  Deferred revenue . . . . . . . . . . . . .        16,549          7,489
  Other current liabilities  . . . . . . . .           716          1,587
                                                  --------       --------

      Total current liabilities  . . . . . .       318,970        283,026

Long-term liabilities:

  Revolving note payable . . . . . . . . . .        15,000         95,000
  Convertible subordinated notes . . . . . .       247,250              -
  Other liabilities  . . . . . . . . . . . .         5,826          6,931
                                                  --------       --------

      Total liabilities. . . . . . . . . . .       587,046        384,957
                                                  --------       --------

Shareholders' equity:

  Preferred stock  . . . . . . . . . . . . .             -        100,000
  Common stock . . . . . . . . . . . . . . .         6,377          6,358
  Additional paid-in capital . . . . . . . .       224,724        221,048
  Retained earnings  . . . . . . . . . . . .       180,479        159,547
  Unrealized gain (loss)on marketable
    securities . . . . . . . . . . . . . . .        (2,919)         1,129
                                                  --------       --------

      Shareholders' equity . . . . . . . . .       408,661        488,082
                                                  --------       --------

      TOTAL                                       $995,707       $873,039
                                                  ========       ========

            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
- -----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             June 30,
                                                        ------------------
                                                         1996        1995
                                                       --------    --------
                                                            (unaudited)
                                                          (in thousands,
                                                      except per share data)
Revenue:

   HMO medical premiums . . . . . . . . . . . . .      $309,618    $195,081
   Other insured medical premiums . . . . . . . .        62,321      48,662
   Administrative and managed care fees . . . . .        58,181      43,001
                                                       --------    --------

       Total operating revenue  . . . . . . . . .       430,120     286,744
                                                       --------    --------

Expenses:

   Cost of HMO medical premiums . . . . . . . . .       253,641     151,070
   Cost of other insured medical premiums . . . .        51,733      39,432
   Selling, general and administrative:
     HMO and fully insured  . . . . . . . . . . .        59,991      37,496
     Admin. and managed care fees . . . . . . . .        47,873      36,988
                                                       --------    --------
       Total selling, general and administrative.       107,864      74,484
                                                       --------    --------
   Depreciation and amortization  . . . . . . . .         9,197       5,816
                                                       --------    --------
       Total operating expenses . . . . . . . . .       422,435     270,802
                                                       --------    --------

       Operating income . . . . . . . . . . . . .         7,685      15,942

Interest income . . . . . . . . . . . . . . . . .         5,689       6,141
Interest expense  . . . . . . . . . . . . . . . .        (3,481)     (1,433)
                                                       --------    --------

       Interest income, net . . . . . . . . . . .         2,208       4,708
                                                       --------    --------

Income before provision for income taxes  . . . .         9,893      20,650
Provision for income taxes  . . . . . . . . . . .        (3,395)     (7,028)
                                                       --------    --------

Net income  . . . . . . . . . . . . . . . . . . .      $  6,498    $ 13,622
                                                       ========    ========

Preferred stock dividend . . . . . . . . . . . .              -     ( 1,042)
                                                       --------    --------
Net income available to common stockholders. . .       $  6,498    $ 12,580
                                                       ========    ========


Net income per common share:                           $   0.10    $    .20

Weighted average number of common and common
  equivalent shares outstanding:                         65,293      63,802


            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
- -----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------
                                                         Six Months Ended
                                                             June 30,
                                                       ---------------------
                                                         1996         1995
                                                       --------     --------
                                                          (in thousands,
                                                       except per share data)
Revenue:

   HMO medical premiums . . . . . . . . . . . . .      $600,373     $383,393
   Other insured medical premiums . . . . . . . .       130,433       52,373
   Administrative and managed care fees . . . . .       118,406       59,085
                                                       --------     --------

       Total operating revenue  . . . . . . . . .       849,212      494,851
                                                       --------     --------

Expenses:

   Cost of HMO medical premiums . . . . . . . . .       481,496      297,392
   Cost of other insured medical premiums . . . .       109,439       42,192
   Selling, general and administrative:
     HMO and fully insured  . . . . . . . . . . .       116,954       66,340
     Admin. and managed care fees . . . . . . . .        95,836       49,780
                                                       --------     --------
       Total selling, general and administrative.       212,790      116,120
                                                       --------     --------
   Depreciation and amortization  . . . . . . . .        17,906        9,148
                                                       --------     --------

       Total operating expenses . . . . . . . . .       821,631      464,852
                                                       --------     --------

       Operating income . . . . . . . . . . . . .        27,581       29,999

Interest and other income . . . . . . . . . . . .        12,309        9,801
Interest expense  . . . . . . . . . . . . . . . .        (5,854)      (1,433)
                                                       --------     --------

       Interest income, net . . . . . . . . . . .         6,455        8,368
                                                       --------     --------

Income before provision for income taxes  . . . .        34,036       38,367
Provision for income taxes  . . . . . . . . . . .       (11,976)     (12,975)
                                                       --------     --------

 Net income . . . . . . . . . . . . . . . . . . .      $ 22,060     $ 25,392
                                                       ========     ========

Preferred stock dividend                                 (1,128)      (1,042)
                                                       --------     --------
Net income available to shareholders                   $ 20,932     $ 24,350
                                                       ========     ========

Net income per common share:                           $   0.32     $    .38


Weighted average number of common and common             65,623       63,932
  equivalent shares outstanding:



            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
- -----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------
                                                          Six Months Ended
                                                              June 30,
                                                       ----------------------
                                                         1996          1995
                                                       ---------     --------
                                                            (unaudited)
                                                          (in thousands)
Cash flows from operating activities:

   Net income  . . . . . . . . . . . . . . . . . . . . $  22,060    $  25,392
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization . . . . . . . . .    17,906        9,148
   Changes in assets and liabilities,
     net of effects of acquisitions:
       Premiums and administrative fees receivable . .     7,169       (8,976)
       Other current assets  . . . . . . . . . . . . .   (34,816)      (7,005)
       Medical claims payable  . . . . . . . . . . . .    (2,103)       6,075
       Accounts payable and accrued expenses . . . . .     5,855       (5,221)
       Deferred revenue  . . . . . . . . . . . . . . .     8,537        8,449
                                                       ---------    ---------
         Net cash provided by operating activities . .    24,608       27,862
                                                       ---------    ---------
Cash flows from investing activities:
   Investment in affiliates/intangible assets, net
     of cash acquired . . . . . . . . . . . . . . . .    (56,104)    (147,061)
   (Increase) decrease in marketable securities . . .    (29,532)      84,205
   Additions to property and leasehold improvements .    (29,001)     (20,943)
   (Increase) decrease in other assets
     and restricted investments . . . . . . . . . . .         95       (1,321)
                                                       ---------    ---------
         Net cash used for investing activities . . .   (114,542)     (85,120)
                                                       ---------    ---------

Cash flows from financing activities:
   Issuance of convertible subordinated notes . . . .    247,250            -
   Redemption of preferred stock  . . . . . . . . . .   (100,000)           -
   Net borrowings (repayment) under
     revolving note payable . . . . . . . . . . . . .    (80,000)     130,000
   Issuance of common stock . . . . . . . . . . . . .      2,845        2,359
   Preferred stock dividends  . . . . . . . . . . . .     (1,128)      (1,042)
   Increase (decrease) in other liabilities . . . . .     (1,105)          89
                                                       ---------    ---------
         Net cash provided by
           financing activities . . . . . . . . . . .     67,862      131,406
                                                       ---------    ---------

Increase (decrease)in cash and cash equivalents . . .    (22,072)      74,148
Cash and cash equivalents, beginning of period  . . .    121,467       67,193
                                                       ---------    ---------
Cash and cash equivalents, end of period  . . . . . .  $  99,395    $ 141,341
                                                       =========    =========

Supplemental disclosure of cash flow information:
   Income taxes paid  . . . . . . . . . . . . . . . .     16,567       13,372
   Interest paid. . . . . . . . . . . . . . . . . . .        189            -

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

     The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

2.   SUMMARY OF SIGNIFICANT INCOME STATEMENT POLICIES

     Revenue - HMO medical premium revenue and other insured medical premiums are recognized in the month in which members are entitled to receive health care services; other insured medical premiums are reported net of retrospective refunds. Medical premiums collected in advance are recorded as deferred revenue. Administrative and managed care fees are recognized in the period that claims processing and other managed care services are provided to self-funded clients. Revenue from management service agreements is recognized in the period the Company performs the services.

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

     Selling, General and Administrative ("SG&A") Expense - HMO and fully-insured SG&A expense includes the costs recognized by the Company and its majority-owned entities: (1) to market and administer the delivery of medical services for which the Company is at risk; (2) to develop and administer its management services agreements; and (3) to develop new product offerings, negotiate new provider agreements and costs incurred to enter new markets. Administrative and managed care fees SG&A includes the costs recognized by the Company and its majority-owned entities to market and administer the delivery of medical services for self-insured clients. Corporate SG&A is included within HMO and other fully-insured SG&A expense.

     Impairment of Long-Lived Assets - The Company adopted Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS121") in the period ended June 30, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no effect of adoption of SFAS 121 on the financial statements.

     Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") became effective in 1996. As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation to employees under APB Opinion No. 25 and will provide the SFAS 123 required disclosures in its 1996 annual financial statements.

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

     The following unaudited pro forma consolidated statement of operations assumes the Provident and HSCMHC acquisitions occurred on January 1, 1995
     (in thousands, except per share data):

                                               Six Months Ended
                                                    June 30,
                                            ----------------------
                                              1996          1995
                                            --------      --------
        Revenue                             $859,635      $705,146
        Operating income                      26,284        28,422
        Net income                            21,213        24,223
        Net income per share                   $0.31         $0.33


4.   CONVERTIBLE SUBORDINATED NOTES

     On March 8, 1996, the Company completed the sale (through a private offering to institutional investors) of $247 million principal amount of 5% Convertible Subordinated Notes due 2003. The proceeds of the sale were used to redeem the outstanding $100 million preferred stock and to repay a portion of the amount owed under the revolving note payable.

5.   INCOME TAXES

     The Company provides for income taxes based upon an estimate of its annual effective tax rate. The estimated effective tax rates for the six months ended June 30, 1996 and 1995 were 35.2% and 33.8%, respectively.

6.   COMMITMENTS AND CONTINGENCIES

     In June 1996, the Company announced that it had signed an asset purchase agreement with Chubb Life to acquire the remaining 85% interest in Chubb Health. The Company will acquire the stock of Chubb Health for an estimated purchase price of $25 million, subject to adjustments. The agreement is subject to regulatory approval.

     In June 1996, the Company announced that it had terminated its previously reported agreement to acquire substantially all of the assets of PACC Health Plans and PACC HMO (together "PACC"), a 113,000 member HMO and managed care company based in the Portland, Oregon area.

     The Company is involved in legal actions in the ordinary course of business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there are no legal proceedings pending against or involving the Company, the outcome of which is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

7.   SUBSEQUENT EVENT

     On August 2, 1996, the Company reported the adoption of a Rights Agreement pursuant to which each shareholder of record as of August 12, 1996 and subsequently (subject to certain exceptions) will receive one right per share of outstanding common stock. The rights will entitle the holders, upon any person or group acquiring ownership of 20% or greater of the outstanding common stock, to purchase additional shares of common stock at half the market price, except of 20% or greater holder.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Shareholders of
Healthsource, Inc.
Hooksett, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of Healthsource, Inc. and subsidiaries as of June 30, 1996 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Boston, Massachusetts
August 9,1996

                               HEALTHSOURCE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

The Company has experienced substantial growth in both revenues and profitability since its formation in New Hampshire in 1985. Revenue growth has been accomplished through increasing membership and medical premiums per member and administrative and managed care fees from self-insured employers and through acquisitions. The Company has made acquisitions of health maintenance organization ("HMO") companies resulting in wholly-owned subsidiaries in South Carolina, Tennessee, Maine, Indiana, North Carolina, Syracuse, New York and Massachusetts. The Company has formed strategic alliances with hospitals and organized HMOs in Arkansas, Georgia, north central Texas, and southwestern Ohio and has formed additional new HMOs in Connecticut and Louisville, Kentucky. It also formed a strategic alliance with Chubb Life Insurance Company to operate an HMO ("ChubbHealth") in the metropolitan New York City and northern New Jersey areas. Effective May 1, 1995, the Company acquired the group health, third-party administration and HMO business ("the Provident Transaction") from Provident Life and Accident Insurance Company of America, Inc. for $231 million in cash and preferred stock. To conduct the acquired businesses, the Company organized and capitalized Healthsource Provident Insurance Company to assume the insured business and Healthsource Provident Administrators, Inc. to administer the self-insured business.

The Company has experienced a decline in average premium yield during the first six months of 1996 of 6.0% as compared to the same period in 1995. Year-to-date
1996 and 1995 average premium yields were as follows:

REGION            6/30/96           6/30/95         % Change
                  -------           -------         --------
North             $137.68           $142.61           (3.5)%
South              117.00            124.37           (5.9)%
Total              124.85            132.78           (6.0)%

The Company continues to experience very strong resistance to premium increases by employers and intense price competition from payors, including new entrants. While the Company expects this pricing environment to continue at least through the renewal season for January 1997 business (and perhaps longer), the Company will attempt to increase premium yield on its 1997 business whenever practicable to reflect higher underlying healthcare costs. Given the difficult premium pricing environment, the Company's medical loss ratio, and ultimately its profitability, will depend upon its ability to control healthcare costs commensurate with a more intense premium pricing environment.

Recent Reduction in Profitability; Enrollment Levels; Review of Operations
- --------------------------------------------------------------------------

The Company's profitability is significantly lower in the second quarter of 1996 primarily due to a significant increase in medical loss ratio in its insured HMO products which in turn is principally due to reduction in average premium yield. The Company expects that its profitability will remain at this lower level through 1996 since 1996 premium levels are fixed. The Company is therefore focusing on appropriate increases in 1997 premium pricing which may not be achievable due to market conditions and may significantly reduce its enrollment growth rate. Enrollment may decline in some of the Company's markets as it attempts to reprice its products. The Company will also attempt to improve its medical loss ratio through initiatives to reduce inappropriate or excessive health care costs. Such initiatives, which may include lower payment levels to providers, new contracting methodologies, and steerage of members more aggressively to more efficient providers, and other factors, may cause the Company's relationship with health care providers to be strained in certain markets. The Company is exploring other methodologies to contain health care costs and reassessing various lines of business and operating units in a review of operations in an attempt to improve profitability in 1997. No assurance can be given that such initiatives will be successful.

The following table shows membership for the Company's affiliated health plans as of June 30, 1996 and 1995:

                                             6/30/96     6/30/95
                                            ---------   ---------
HMOs(1)
 Northern Region:
   New Hampshire                              132,800     101,600
   Massachusetts                               80,200           -
   Indiana                                     71,300      65,000
   Maine                                       66,800      58,300
   New York City                               32,800      28,400
   New York (Syracuse)                         22,000      23,400
   New Jersey                                  15,600           -
   Kentucky                                    13,100           -
   Ohio                                           900           -
                                            ---------   ---------

       Sub-total                              435,500     276,700
                                            ---------   ---------
 Southern Region:
   North Carolina                             183,100     122,400
   South Carolina                             153,900      90,700
   Tennessee                                   75,600      42,900
   Arkansas                                    35,000      21,000
   Georgia                                     14,500       6,000
   Texas                                        7,100           -
                                            ---------   ---------
        Sub-total                             469,200     283,000
                                            ---------   ---------
       Total HMO                              904,700     559,700
                                            ---------   ---------

MANAGED INDEMNITY (INSURED)(2)                 63,100      63,600
                                            ---------   ---------

SELF AND PARTIALLY INSURED MEDICAL PRODUCTS
- -------------------------------------------
   Point of Service                           210,200     176,000
   Workers' Compensation                      116,000     117,400
   Other Managed Care/Administration(3)     2,134,300   2,286,700
                                            ---------   ---------

       Total Self-Insured                   2,460,500   2,580,100
       ------------------                   ---------   ---------

TOTAL ADMINISTERED MEDICAL                  3,428,300   3,203,400
- --------------------------                  ---------   ---------

DENTAL PRODUCTS(4)
- ------------------

   Fully Insured                              293,100     374,100
   Self Insured                             2,152,600   2,067,600
                                            ---------   ---------

TOTAL ADMINISTERED DENTAL                   2,445,700   2,441,700
- -------------------------                   ---------   ---------

(1) Includes membership for HMOs owned, co-owned, and/or managed by the Company. Managed indemnity lives previously reported in the Company's HMO membership are now reported separately as managed indemnity lives. At June 30, 1996 and 1995, these lives were 6,200 and 7,600, respectively.
(2) Includes managed indemnity business from the Provident acquisition of approximately 56,900 and 56,000 for 1996 and 1995 respectively.
(3) Includes self-insured business from the Provident acquisition of approximately 1,901,000 and 2,000,000 members at June 30, 1996 and 1995, respectively. Included in these totals are approximately 237,000 and 367,000 members at June 30, 1996 and 1995, respectively which were covered by minimum premium and experience rated refundable premium products where the Company shares risk with the employers and where the Company receives an insurance premium. Many of these employer accounts have managed care benefit designs.
(4)  Obtained through the Provident acquisition.

The following table shows certain income statement data expressed as a percentage of total operating revenue for the three and six month periods ended
June 30, 1996 and 1995:

                                        Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                        ------------------   ----------------
                                            (unaudited)         (unaudited)
                                          1996      1995     1996        1995
                                          ----      ----      ----       ----
Revenue:
   HMO medical premiums                   72.0%     68.0%    70.7%       77.5%
   Other insured medical premiums         14.5      16.9     15.4        10.6
   Administrative and managed
     care fees                            13.5      15.1     13.9        11.9
                                         -----     -----    -----       -----
Total operating revenue                  100.0     100.0    100.0       100.0
                                         -----     -----    -----       -----
Expenses:
   Cost of HMO medical premiums           59.0      52.7     56.7        60.0
   Cost of other insured
     medical premiums                     12.0      13.7     12.9         8.6
   Selling, general and administrative:
     HMO and fully-insured                14.0      13.1     13.8        13.4
     Admin. and managed care fees         11.1      12.9     11.3        10.1
                                         -----     -----    -----       -----
     Total selling, general and admin.    25.1      26.0     25.1        23.5
                                         -----     -----    -----       -----
   Depreciation and amortization           2.1       2.0      2.1         1.8
                                          ----     -----    -----       -----
Total operating expenses                  98.2      94.4     96.8        93.9
Operating income                           1.8       5.6      3.2         6.1
Interest income                            1.3       2.1      1.5         2.0
Interest expense                          (0.8)     (0.5)    (0.7)       (0.3)
                                         -----     -----    -----       -----
Interest and other income, net             0.5       1.6      0.8         1.7
Income before provision for income taxes   2.3       7.2      4.0         7.8
Provision for income taxes                (0.8)     (2.4)    (1.4)       (2.7)
                                         -----     -----    -----       -----
Net income                                 1.5%      4.8%     2.6%        5.1%
                                         =====     =====    =====       =====


Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

Revenue increased 50% to $430 million from $287 million. This increase was primarily the result of a 59% increase in HMO medical premium revenue to $310 million from $195 million. The change in HMO medical premium revenue was attributable to: (1) the combined effect of a 47% increase in average membership and a 5.3% decrease in average medical premium yield to $125 per member per month ("pmpm") from $132 pmpm at Healthsource New Hampshire, Healthsource Tennessee, Healthsource Indiana, Healthsource South Carolina, Healthsource Maine, Healthsource North Carolina, Healthsource Arkansas, Healthsource Savannah and Healthsource New York(collectively "Existing Plans");(2) a $31 million increase due to the acquisition of Healthsource CMHC ("HSCMHC"); and (3) the commencement of operations of Healthsource North Texas ("HSNTX"), Healthsource Kentucky ("HSKY") and Healthsource Ohio ("HSOH").

In addition, there was a significant increase in revenue resulting from an increase in other insured medical premiums to $62 million from $49 million due to the inclusion of the Provident Transaction for a full quarter in 1996. The acquired business consists of fully-insured managed indemnity products and minimum premium and experience rated refundable premium products with large employer groups.

The remaining revenue increase was due to a 35% increase in administrative and managed care fees to $58 million from $43 million which resulted from the inclusion of the Provident Transaction for a full quarter in 1996.

Cost of HMO medical premiums ("health care costs") increased 68% to $254 million from $151 million. This increase was due to the combined effect of the 47% increase in average membership with a 1.0% increase in the average cost of medical premiums to $102 pmpm from $101 pmpm at Existing Plans, the acquisition of HSCMHC and the commencement of operations of HSNTX, HSKY, and HSOH. This 1.0% increase in costs resulted from higher outpatient hospital, pharmaceutical, and diagnostic costs offset by lower inpatient hospital costs.

The cost of HMO medical premiums as a percent of HMO medical premiums (the "medical loss ratio" or "MLR") increased to 81.9% from 77.4% because of the 5.3% decrease in average medical premium yield and the 1.0% increase in average cost of medical premiums at Existing Plans combined with HSKY, HSNTX, and HSOH which in aggregate had higher MLRs than the Existing Plans. The divergence between premium pricing (which significantly declined) and health care costs (which increased) was primarily responsible for the Company's significant reduction in profitability. While the difficult premium pricing environment is expected to continue, the Company will attempt to reverse the premium yield decline in 1997, although there can be no assurance that the Company will be successful. Failure to achieve an increase in premium yield will most likely increase the Company's medical loss ratio and reduce net income.

The cost of other insured medical premiums increased to $52 million from $39 million as a result of the inclusion of Provident's fully-insured managed indemnity products and minimum premium and experience rated refundable premium products for a full quarter in 1996.

Total selling, general and administrative (SG&A) expenses increased to $108 million from $74 million due to acquisitions and the development of existing operations and new businesses. As a percent of total operating revenue, SG&A expenses decreased to 25.1% from 26% as a result of a number of factors including change in mix of business where SG&A levels as a percentage of revenue are far lower in fully insured business than self-insured business where revenue does not include health care expenses.

SG&A expenses related to HMO, fully-insured medical business and corporate administration increased 60% to $60 million from $37 million. This increase resulted from the SG&A expense associated with the insured portion of the Provident business which was included for a full quarter in 1996, the membership increases at existing HMOs, the commencement of operations at HSKY, HSNTX and HSOH, development expenses at start-up HMOs and other business development activities. In future periods, the Company may separately quantify its development expenses. SG&A expenses related to administration and managed care fees increased 29% to $48 million from $37 million because the SG&A expense associated with the self-insured portion of the Provident business was included for a full quarter in 1996.

Depreciation and amortization expense increased 58% to $9.2 million from $5.8 million primarily due to the amortization expense associated with the Provident Transaction which was included for a full quarter in 1996, the acquisition of HSCMHC which occurred in the first quarter of 1996 and depreciation associated with increased capital purchases.

Interest income decreased 7% to $5.7 million from $6.1 million. This decrease resulted primarily from the decrease in cash, cash equivalents and marketable securities due to acquisitions and increased capital purchases. Interest expense increased 143% to $3.5 million from $1.4 million as result of the convertible subordinated debt issued in March 1996.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995
- -------------------------------------------------------------------------

Revenue increased 72% to $849 million from $495 million. This increase was primarily the result of a 57% increase in HMO medical premium revenue to $600 million from $383 million. The change in HMO medical premium revenue was attributable to: (1) the combined effect of a 47% increase in average membership and a 6.0% decrease in average medical premium yield to $125 per member per month ("pmpm") from $133 pmpm at the Existing Plans. (2) a $53 million increase due to the acquisition of HSCMHC; and (3) the commencement of operations of HSNTX, HSKY and HSOH.

In addition, there was a significant increase in revenue resulting from an increase in other insured medical premiums to $130 million from $52 million due to the inclusion of the Provident Transaction for a full six months in 1996. The acquired business consists of fully-insured managed indemnity products and minimum premium and experience rated refundable premium products with large employer groups.

The remaining revenue increase was primarily due to a 100% increase in administrative and managed care fees to $118 million from $59 million which resulted from the inclusion of the Provident Transaction for a full six months in 1996.

Cost of HMO medical premiums ("health care costs") increased 62% to $481 million from $297 million. This increase was due to the combined effect of the 47% increase in average membership with a 2.3% decrease in the average cost of medical premiums to $100 pmpm from $103 pmpm at Existing Plans, the acquisition of HSCMHC and the commencement of operations of HSNTX, HSKY, and HSOH. This 2.3% decrease in costs resulted from lower inpatient hospital costs offset by higher pharmaceutical, diagnostic and outpatient hospital costs.

The medical loss ratio increased to 80.2% from 77.6% because the 6.0% decrease in average medical premium yield was more than the 2.3% decrease in average cost of medical premiums at Existing Plans, combined with HSKY, HSNTX, and HSOH which in the aggregate had higher MLRs than the Existing Plans. The divergence between premium pricing (6% decline) and health care costs (2.3% decline) was primarily responsible for the Company's significant reduction in profitability. While the difficult premium pricing environment is expected to continue, the Company will attempt to reverse the premium yield decline in 1997, although there can be no assurance that the Company will be successful. Failure to achieve an increase in premium yield will most likely increase the Company's medical loss ratio and reduce net income.

The cost of other insured medical premiums increased to $109 million from $42 million as a result of the inclusion of Provident's fully-insured managed indemnity products and minimum premium and experience rated refundable premium products for a full six months in 1996.

Total selling, general and administrative (SG&A) expenses increased to $213 million from $116 million due to acquisitions and the development of existing operations and new businesses. As a percent of total operating revenue, SG&A expenses increased to 25.1% from 23.5% as a result of the self-funded business acquired in the Provident Transaction which has proportionately higher levels of SG&A expense since health care costs are not included in revenue.

SG&A expenses related to HMO, fully-insured medical business and corporate administration increased 76% to $117 million from $66 million. This increase resulted from the SG&A expense associated with the insured portion of the Provident business which was included for a full six months in 1996, the membership increases at existing HMOs, the commencement of operations at HSKY, HSNTX and HSOH, development expenses at start-up HMOs and other business development activities. SG&A expenses related to administration and managed care fees increased 93% to $96 million from $50 million because the SG&A expense associated with the self-insured portion of the Provident business was included for a full six months in 1996.

Depreciation and amortization expense increased 96% to $17.9 million from $9 million primarily due to the amortization expense associated with the Provident Transaction which was included for a full six months in 1996, the acquisition of HSCMHC which occurred in the first quarter of 1996 and depreciation associated with increased capital purchases.

Interest income increased 26% to $12.3 million from $9.8 million. This increase resulted primarily from the increase in cash, cash equivalents and marketable securities associated with the Provident Transaction. Interest expense increased 309% to $5.9 million from $1.4 million as result of the interest associated with the convertible subordinated notes.

The Company's effective tax rate increased to 35.2% from 33.8% due to the decline of non-taxable interest income as a percentage of total interest income and as a percentage of total operating income.

Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, cash, cash equivalents and marketable securities totaled approximately $245 million, of which $223 million was held by regulated operating companies and, except for permissible dividends, was restricted to use in those companies.

During the first six months of 1996, the Company generated $25 million from operations and invested approximately $29 million in real estate, property and equipment. The acquisition of HSCMHC resulted in a net cash expenditure of $46 million which was funded from borrowings under the Chase Facility described below.

On March 8, 1996, the Company completed the sale (through a private offering to institutional investors) of $247 million principal amount of 5% Convertible Subordinated Notes (the "Notes") due 2003. The Notes are convertible into Common Stock of the Company at a price of $46.965 per share. The Company used the net proceeds of the offering to redeem the $100 million face amount of the Company's outstanding 6.25% Class A Cumulative Preferred Stock. The balance of the net proceeds of the offering was used to repay a portion of the outstanding principal balance under the Company's $300 million unsecured revolving credit agreement with Chase Manhattan Bank N.A. as agent ("Chase Facility").

The Chase Facility is committed through March 15, 2000. At June 30, 1996, the Company had $15 million outstanding. Based on current financial conditions and expectations which are subject to change, the Company has the ability to borrow between $150 and $200 million under the Chase Facility. The Company is presently considering amending its understanding with the Chase Facility to allow it more flexibility on the use of borrowed proceeds such as for purchases of the Company's stock in the open market.

The principal and interest on the Notes is by their terms subordinated in right of payment to principal and interest on substantially all existing and future debt (including debt under the Chase Facility) incurred by the Company ("Senior Debt"). As of June 30, 1996, the Company had $15 million in Senior Debt. As of such date, the Company's subsidiaries had aggregate liabilities of approximately $312 million, to which the Notes are also structurally subordinated.

The Company has signed an asset purchase agreement with Chubb Life to acquire the remaining 85% interest in Chubb Health for an estimated purchase price of $25 million, subject to adjustments. The agreement is subject to regulatory approval. The Company intends to fund the Chubb Health transaction from borrowings under the Chase Facility or other financial resources.

The Company believes that its existing cash balances and cash flow generated by its wholly-owned plans coupled with the proceeds of the sale of the Notes and the amounts available for borrowing under the Chase Facility are adequate to fund its existing operations.

Effects of Inflation
- --------------------

Medical premiums and the costs of medical premiums (healthcare costs) generally increase at higher rates than the overall rates of inflation in the economy. Accordingly, the Company must use strong utilization management techniques and tight provider contracting strategies to counteract inflationary trends in healthcare costs and, given the current phenomenon of declining premium levels, any failure to adequately control healthcare costs can substantially increase the Company's medical loss ratio and decrease the Company's net income.

                                   * * * * * *

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

                           PART II - OTHER INFORMATION

                       Items 1, 2, 3, & 4. Not Applicable.
                                           --------------

                            Item 5. Other Information
                                    -----------------

(i) SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and those contained in the Company's Annual Report on Form 10-K concerning future profitability, premium pricing levels, future levels of medical-loss ratios, the Company's ability to control healthcare and SG&A costs and all other statements that are not historical facts are forward looking statements. Because such statements involve risks and uncertainties, the following factors, among others, could affect the Company's actual results and could cause actual future results to differ materially from those expressed in any forward looking statements either made herein or previously or subsequently made by or on behalf of Healthsource:

CONTROL AND PREDICTABILITY OF HEALTH CARE COSTS. The Company's profitability depends in large part on predicting and maintaining effective control of the healthcare costs of its HMOs. The future profitability of the Company's HMOs is dependent upon controlling future healthcare costs in part through appropriate benefit design, utilization control and negotiation of favorable provider contracts, including global capitation arrangements with hospitals which generally link healthcare costs for assigned members to the premiums received for such members. The Company may be unable to predict accurately or to control health care costs because of many factors, including the inherent unpredictability of rates of utilization of services in any given period and the volatility of such use particularly in quarterly periods; major epidemics; undetected increases in costs of units of services (in some cases implemented by providers without prior notice); changes in risk profile of a rapidly increasing membership due to pre-existing medical conditions, changing demographics and other factors; and increased utilization driven by changes in physician practice patterns and new techniques (e.g., use of bone marrow transplants for an increasing number of diagnostic categories). There can be no assurance that the Company will be successful in predicting or mitigating the effect of any of these factors nor that its global capitation agreements will be able to totally buffer these factors or costs for assigned members.

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

The cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups, and in certain markets some competitors are underpricing the Company's products. In many historically under-penetrated markets such as the Carolinas, many new HMOs have been recently licensed which is reflected in premium pressure for new and renewal business. As a result of this competition, the Company experienced a 6.0% decline in average premium yield per member during the first six months of 1996. The Company expects the difficult premium pricing environment to continue and the Company's attempts to reverse the 1996 premium decline may not be successful.

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

GOVERNMENTAL REGULATION. The Company's HMOs, insurance companies and certain of its other subsidiaries are licensed by and subject to periodic examination and extensive regulation by the states in which they operate and by the federal government. Such state and federal statutes and regulations are subject to change and such changes could adversely impact the Company's operations in the future. There can be no assurance that the Company will be able to obtain any regulatory approvals required to enter new markets or to offer new products. See "Business Governmental Regulation" in the Company's Form 10-K.

VOLATILITY OF THE COMPANY'S STOCK. The market price for the Company's stock may be affected by investor perception of the Company, by general economic and market conditions, by fluctuations in quarterly earnings, by general trends in the healthcare market, and by regulatory developments especially at the federal level; accordingly, the market price of the Company's stock may be volatile.

(ii) NEW DEVELOPMENTS. On August 5, 1996, the Company announced that negotiations with Advocate Health Care, an eight-hospital system, to acquire Health Direct, Inc., a 25,000 member HMO in Chicago, had been mutually terminated. The Company had announced in April 1996 a letter of intent for the proposed transaction with a purchase price of $27 million.

On June 26, 1996, the Company announced that it had terminated its previously-reported agreement to acquire substantially all of the assets of PACC Health Plans and PACC HMO (together "PACC"), a 113,000 member HMO and managed care company based in the Portland, Oregon area. In January 1996, the Company signed an agreement to purchase PACC for an estimated cash price of $80 million. Completion of the acquisition was subject to certain closing conditions which were not met. No further discussions with respect to such acquisition are expected.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

   (a)    Exhibits

          11.  Statement re: Computation of Net Income Per Share

          27.  Financial Data Schedule

   (b)    Reports on Form 8-K

          The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1996 and subsequently:

          1. On April 17, 1996, the Company reported the signing of a letter of intent to acquire Health Direct, Inc. located in DesPlaines, Illinois, and to enter into a provider agreement with Advocate Health Care and its affiliates for an aggregate consideration of $27 million. The letter of intent was subject to various items, including due diligence and the negotiation of definitive stock purchase and provider agreements.

          2. On June 4, 1996, the Company reported the signing of an asset purchase agreement with Chubb Life Insurance Company of America to acquire the remaining 85% interest in ChubbHealth, Inc., an HMO operating in the New York City and northern New Jersey areas, for an estimated purchase price of $25 million.

          3. On June 28, 1996, the Company reported the naming of Joseph M. Zubretsky as Chief Financial Officer, to replace Thomas M. Congoran, whose resignation was announced on June 19, 1996. The Company also reported the termination of its previously reported agreement to acquire substantially all of the assets of PACC Health Plans and PACC HMO, due to the failure of certain closing conditions to be met.

          4. On August 2, 1996, the Company reported preliminary operating results and the adoption of a Rights Agreement pursuant to which each shareholder of record as of August 12, 1996 and subsequently (subject to certain exceptions) will receive one right per share of outstanding Common Stock. The rights will entitle the holders, upon any person or group acquiring ownership of 20% or greater of the outstanding Common Stock, to purchase additional shares of Common Stock at half the market price, except the 20% or greater holder.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEALTHSOURCE, INC.

Dated: August 9, 1996              By /s/ Norman C. Payson
                                      ---------------------------------
                                      Norman C. Payson, M.D.
                                      President and
                                       Chief Executive Officer



                                   By /s/ Joseph M. Zubretsky
                                      ---------------------------------
                                      Joseph M. Zubretsky
                                      Chief Financial Officer/Principal
                                      Accounting Officer