Form 10-Q
period 1996-09-30
HEALTHSOURCE INC
filed 1996-11-13
CIK 855587

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _______



Commission File No.    1-11538
                    ------------


                               HEALTHSOURCE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        New Hampshire                                   02-0387748
        -------------                                   ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)

 Two College Park Drive, Hooksett, NH                        03106
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (603) 268-7000
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

      At November 8, 1996, 63,795,517 shares of $.10 par value common stock of the Registrant were outstanding.

                               HEALTHSOURCE, INC.

                                      INDEX


                                                                   Page Number
                                                                   -----------


Part I. Financial Information
-----------------------------

      Item 1.  Financial Statements
               --------------------

      Condensed Consolidated Balance Sheets as of
       September 30, 1996 and December 31, 1995                         3

      Condensed Consolidated Statements of Operations
       for the Three Months and Nine Months ended
       September 30, 1996 and                                           4 - 5

      Condensed Consolidated Statements of Cash Flows
       for the Nine Months ended September 30, 1996 and 1995            6

      Notes to Condensed Consolidated Financial Statements              7

      Independent Accountants' Report                                   8

      Item 2.  Management's Discussion and Analysis of
               ---------------------------------------
                Financial Condition and Results of Operations           9 - 14
                ---------------------------------------------



Part II.  Other Information
---------------------------

      Item 1.  Legal Proceedings
               -----------------
                Not Applicable

      Item 2.  Changes in Securities
               ---------------------
                Not Applicable

      Item 3.  Defaults Upon Senior Securities
               -------------------------------
                Not Applicable

      Item 4.  Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
                Not Applicable

      Item 5.  Other Informati                                          15 - 17
               ---------------

      Item 6.  Exhibits and Reports on Form 8-K                         17
               --------------------------------


Signatures                                                              18

HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
-------------------------------------------------------------------------------
                                                September 30,   December 31,
                                                    1996           1995
                                                -------------   ------------
                                                 (unaudited)
                                                       (in thousands)
ASSETS

Current assets:
  Cash and cash equivalents  . . . . . . . .      $119,553        $121,467
  Marketable securities  . . . . . . . . . .        22,576          34,301
  Premiums and administrative fees
    receivable . . . . . . . . . . . . . . .        65,839          66,103
  Self-insured claims payments receivable. .        54,497          51,768
  Restricted investments . . . . . . . . . .       113,474         123,871
  Other current assets . . . . . . . . . . .        47,036          29,986
                                                  --------        --------
      Total current assets . . . . . . . . .       422,975         427,496

Long-term assets:
  Long-term marketable securities  . . . . .       114,020          68,357
  Property and leasehold improvements - net.       125,753         103,611
  Restricted investments . . . . . . . . . .         8,788           8,099
  Intangible assets - net. . . . . . . . . .       303,193         254,886
  Other assets . . . . . . . . . . . . . . .        21,754          10,590
                                                  --------        --------
      TOTAL                                       $996,483        $873,039
                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical claims payable . . . . . . . . . .      $170,035        $152,649
  Accounts payable and accrued expenses  . .        95,113          85,678
  Estimated liability under retrospective
    refund agreements  . . . . . . . . . . .        33,398          35,623
  Deferred revenue . . . . . . . . . . . . .        21,055           7,489
  Other current liabilities  . . . . . . . .           632           1,587
                                                  --------        --------
      Total current liabilities  . . . . . .       320,233         283,026

Long-term liabilities:
  Revolving note payable . . . . . . . . . .        15,000          95,000
  Convertible subordinated notes . . . . . .       247,250               -
  Other liabilities  . . . . . . . . . . . .         7,154           6,931
                                                  --------        --------
      Total liabilities. . . . . . . . . . .       589,637         384,957
                                                  --------        --------

Shareholders' equity:
  Cumulative preferred stock . . . . . . . .            -          100,000
  Common stock . . . . . . . . . . . . . . .         6,380           6,358
  Additional paid-in capital . . . . . . . .       224,778         221,048
  Retained earnings  . . . . . . . . . . . .       177,080         159,547
  Unrealized gain (loss) on marketable
    securities . . . . . . . . . . . . . . .        (1,392)          1,129
                                                  --------        --------
      Total shareholders' equity . . . . . .       406,846         488,082
                                                  --------        --------
      TOTAL                                       $996,483        $873,039
                                                  ========        ========


            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------------
                                                        Three Months Ended
                                                           September 30,
                                                      -----------------------
                                                        1996           1995
                                                      --------       --------
                                                            (unaudited)
                                                          (in thousands,
                                                      except per share data)

Revenue:

   HMO medical premiums ..........................    $316,266       $207,843
   Other insured medical premiums ................      54,611         66,259
   Administrative and managed care fees ..........      55,537         54,109
                                                      --------       --------

       Total operating revenue ...................     426,414        328,211
                                                      --------       --------
Expenses:

   Cost of HMO medical premiums ..................     254,616        159,319
   Cost of other insured medical premiums ........      47,449         53,683
   Selling, general and administrative:
     HMO and fully insured .......................      60,724         41,885
     Admin. and managed care fees ................      47,884         47,633
                                                      --------       --------
       Total selling, general and administrative .     108,608         89,518

   Other charges .................................      12,949           --
   Depreciation and amortization .................      10,045          6,838
                                                      --------       --------

       Total operating expenses ..................     433,667        309,358
                                                      --------       --------

       Operating income (loss) ...................      (7,253)        18,853

Interest and other income ........................       6,092          6,077
Interest expense .................................      (3,301)        (2,174)
                                                      --------       --------

       Interest and other income, net ............       2,791          3,903

Income (loss) before provision for income taxes ..      (4,462)        22,756
Income tax benefit (provision) ...................       1,063         (7,733)
                                                      --------       --------

Net income (loss) ................................    $ (3,399)      $ 15,023
                                                      ========       ========

Preferred stock dividends ........................        --           (1,563)
                                                      --------       --------
Net income (loss)
  available to common shareholders ...............    $ (3,399)      $ 13,460
                                                      ========       ========

Net income (loss) per common share: ..............    $  (0.05)      $   0.21

Weighted average number of common and common
  equivalent shares outstanding: .................      63,984         63,748



            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------------
                                                       Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                       1996            1995
                                                    ----------       --------
                                                            (unaudited)
                                                          (in thousands,
                                                      except per share data)

Revenue:

   HMO medical premiums ..........................  $  916,639       $591,236
   Other insured medical premiums ................     185,044        118,632
   Administrative and managed care fees ..........     173,943        113,194
                                                    ----------       --------

       Total operating revenue ...................   1,275,626        823,062
                                                    ----------       --------
Expenses:

   Cost of HMO medical premiums ..................     736,112        456,711
   Cost of other insured medical premiums ........     156,888         95,875
   Selling, general and administrative:
     HMO and fully insured .......................     177,678        108,225
     Admin. and managed care fees ................     143,720         97,413
                                                    ----------       --------
       Total selling, general and administrative .     321,398        205,638

   Other charges .................................      12,949             --
   Depreciation and amortization .................      27,951         15,986
                                                    ----------       --------

       Total operating expenses ..................   1,255,298        774,210
                                                    ----------       --------
       Operating income ..........................      20,328         48,852

Interest and other income ........................      18,401         15,878
Interest expense .................................      (9,155)        (3,607)
                                                    ----------       --------

       Interest and other income, net ............       9,246         12,271
                                                    ----------       --------

Income before provision for income taxes .........      29,574         61,123
Provision for income taxes .......................     (10,913)       (20,707)
                                                    ----------       --------

Net income .......................................  $   18,661       $ 40,416
                                                    ==========       ========

Preferred stock dividends ........................      (1,128)        (2,605)
                                                    ----------       --------

Net income available to common shareholders ......  $   17,533       $ 37,811
                                                    ==========       ========

Net income per common share: .....................  $     0.27       $   0.59

Weighted average number of common and common
  equivalent shares outstanding: .................      65,084         63,870



            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------------
                                                        Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                        1996           1995
                                                      --------       --------
                                                            (unaudited)
                                                          (in thousands)

Cash flows from operating activities:
   Net income ....................................... $ 18,661       $ 40,416
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization ................   27,951         15,986
   Changes in assets and liabilities,
     net of effects of acquisitions:
       Premiums and administrative fees receivable ..    2,942         (5,854)
       Other current assets .........................  (19,197)       (14,645)
       Medical claims payable .......................   (4,483)         2,237
       Accounts payable and accrued expenses ........    4,992         (4,113)
       Deferred revenue .............................   13,043          3,853
                                                      --------       --------
         Net cash provided by operating activities ..   43,909         37,880
                                                      --------       --------
Cash flows from investing activities:
   Investment in affiliates/intangible assets, net
     of cash acquired ...............................  (55,558)      (153,943)
   (Increase) decrease in marketable securities .....  (20,062)        94,268
   Additions to property and leasehold improvements .  (38,742)       (32,356)
   (Increase) decrease in other assets and
     restricted investments .........................     (707)        (6,430)
                                                      --------       --------
         Net cash used for investing activities ..... (115,069)       (98,461)
                                                      --------       --------
Cash flows from financing activities:
   Issuance of convertible subordinated .............  247,250              -
   Redemption of preferred stock .................... (100,000)             -
   Net borrowings (repayment) under revolving
     note payable ...................................  (80,000)       130,000
   Issuance of common stock .........................    2,901          4,508
   Preferred stock dividends ........................   (1,128)        (2,605)
   Increase (decrease) in other liabilit ............      223            370
                                                      --------       --------
         Net cash provided by
           financing activities .....................   69,246        132,273
                                                      --------       --------

Increase (decrease) in cash and cash equivalents ....   (1,914)        71,692
Cash and cash equivalents, beginning of .............  121,467         67,193
                                                      --------       --------
Cash and cash equivalents, end of period ............ $119,553       $138,885
                                                      ========       ========
Supplemental disclosure of cash flow information:
   Income taxes paid ................................ $ 16,653       $ 21,458
   Interest paid ....................................    8,239          2,174



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


           See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1. BASIS OF PRESENTATION

   The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements of Healthsource, Inc. (the Company) for the year ended December 31, 1995, included in the Company's Annual Report on Form 10K for the year ended December 31, 1995. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

   The results of operations for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

2. SUMMARY OF SIGNIFICANT INCOME STATEMENT POLICIES

   Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

3. CONVERTIBLE SUBORDINATED NOTES

   On March 8, 1996, the Company completed the sale (through a private offering to institutional investors) of $247 million principal amount of 5% Convertible Subordinated Notes due 2003. The proceeds of the sale were used to redeem the outstanding $100 million preferred stock and to repay a portion of the amount owed under the revolving note payable.

4. OTHER CHARGES

   During the third quarter of 1996, the Company has recorded a pre-tax non-recurring charge of $12.9 million primarily to cover costs of lower than expected conversion of self-insured lives to HMO membership and estimated costs of investments in certain long-term strategic alliances to provide assistance to hospitals for network start-up inefficiencies.

   During the fourth quarter of 1996, the Company expects to record additional non-recurring charges including those for a restructuring and a business realignment currently being developed.

5. COMMITMENTS AND CONTINGENCIES

   In June 1996, the Company announced that it had signed an asset purchase agreement with Chubb Life to acquire the remaining 85% interest in Chubb Health. The Company will acquire the stock of Chubb Health for an estimated purchase price of $25 million, subject to adjustments. The agreement is subject to regulatory approval.

   In June 1996, the Company announced that it had terminated its previously reported agreement to acquire substantially all of the assets of PACC Health Plans and PACC HMO (together "PACC") a 113,000 member HMO and managed care company based in the Portland, Oregon area.

   The Company is involved in legal actions in the ordinary course of business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there are no legal proceedings pending against or involving the Company, the outcome of which is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

6. SUBSEQUENT EVENT

   On October 1, 1996, the $15 million balance on the revolving note payable was repaid.

                        INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors
and Shareholders of
Healthsource, Inc.
Hooksett, New Hampshire



We have reviewed the accompanying condensed consolidated balance sheet of Healthsource, Inc. and subsidiaries as of September 30, 1996, the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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







Boston, Massachusetts
November 8, 1996

                               HEALTHSOURCE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

The Company has experienced substantial growth since its formation in New Hampshire in 1985. Revenue growth has been accomplished through increasing membership and medical premiums per member and administrative and managed care fees from self-insured employers and through acquisitions. The Company has made acquisitions of health maintenance organization ("HMO") companies resulting in wholly-owned subsidiaries in South Carolina, Tennessee, Maine, Indiana, North Carolina, Syracuse, New York and Massachusetts. The Company has formed strategic alliances with hospitals and organized HMOs in Arkansas, Georgia, north central Texas, and southwestern Ohio and has formed additional new HMOs in Connecticut and Louisville, Kentucky. It also formed a strategic alliance with Chubb Life Insurance Company to operate an HMO ("ChubbHealth") in the metropolitan New York City and northern New Jersey areas. Effective May 1, 1995, the Company acquired the group health, third-party administration and HMO business ("the Provident Transaction") from Provident Life and Accident Insurance Company of America, Inc. for $231 million in cash and preferred stock. To conduct the acquired businesses, the Company organized and capitalized Healthsource Provident Insurance Company to assume the insured business and Healthsource Provident Administrators, Inc. to administer the self-insured business.

The Company has experienced a decline in average premium yield during the first nine months of 1996 of 5.0% as compared to the same period in 1995. Year-to-date
1996 and 1995 average premium yields were as follows:

   REGION                           9/30/96          9/30/95          % Change
   ------                           -------          -------          --------
   North                            $138.02          $141.58            (2.5%)
   South                             117.11           123.29            (5.0%)
   Total                             125.00           131.61            (5.0%)


The Company continues to experience very strong resistance to premium increases by employers and intense price competition from payors, including new entrants. While the Company expects this pricing environment to continue at least through the renewal season for January 1997 business (and perhaps longer), the Company will attempt to increase premium yield on its 1997 business whenever practicable to reflect higher underlying healthcare costs. In addition, the Company's overall premium yield will be affected by the mix of business volume between its higher yielding Northern Plans and the lower yielding Southern Plans that historically have grown more rapidly. Given the difficult premium pricing environment, the Company's medical loss ratio, and ultimately its profitability, will depend upon its ability to control healthcare and administrative costs commensurate with a more intense premium pricing environment.

Acquisition Developments
------------------------

In June, 1996, the Company acquired Security Assurance Company, a Delaware insurance company licensed in 49 states, at a net cost of $3 million in order to fulfill commitments made in the Provident Transaction and to enable the Company to write its national insured business directly rather than through Provident entities. In February, 1996, the Company acquired Central Massachusetts Health Care ("CMHC"), an 80,000 member HMO headquartered in Worcester, Massachusetts. The Massachusetts market is highly penetrated and competitive and CMHC may lose significant enrollment in the coming January renewal season and may likely experience financial losses until it can obtain better health care cost controls or better premium pricing. In June, 1996, the Company announced an agreement with Chubb Life Insurance Company of America to acquire the remaining 85% interest in ChubbHealth, a 50,000 member HMO operating in the metropolitan New York/New Jersey market. The Company expects to complete this acquisition in the near future. Given the competitive market, ChubbHealth may incur substantial operating losses as it seeks to establish itself in the large metropolitan New York/New Jersey market.

Recent Reduction in Profitability; Enrollment Levels; Review of Operations
--------------------------------------------------------------------------

The Company's profitability in the third quarter of 1996, exclusive of the non-recurring charges discussed below, is lower than the second quarter and dramatically lower than the similar period in 1995, as a result of the continuing deterioration in health care costs during a period of premium contraction. The Company does not expect any improvement in earnings in the fourth quarter since 1996 premiums are largely fixed. The Company remains focused on appropriate increases in 1997 premium pricing which may not be achievable due to market conditions, will significantly reduce its enrollment growth rate and may reduce its absolute enrollment level. The Company will also attempt to improve its medical loss ratio through initiatives to reduce inappropriate or excessive health care costs. Such initiatives (which may include lower payment levels to providers, new contracting methodologies, and steerage of members more aggressively to more efficient providers, and other measures) may cause the Company's relationship with health care providers to be strained in certain markets. In some markets, however, the Company may have to increase payments to providers over 1996 levels. The Company is exploring other methodologies to contain health care costs and reassessing various lines of business and operating units in a review of operations in an attempt to improve profitability in 1997. No assurance can be given that such initiatives will be successful.

The following table shows membership for the Company's affiliated health plans as of September 30, 1996 and 1995:
                                            9/30/96        9/30/95
                                          ---------      ---------
HMOs(1)
  Northern Region:
    New Hampshire                           136,900        106,500
    Massachusetts                            78,700              -
    Indiana                                  67,800         61,400
    Maine                                    66,700         59,100
    New York City                            32,900         29,600
    New York (Syracuse)                      21,500         22,900
    New Jersey                               23,400              -
    Kentucky                                 13,300          8,600
    Ohio                                      1,300              -
                                          ---------      ---------
        Sub-total                           442,500        288,100
                                          ---------      ---------
 Southern Region:
    North Carolina                          187,500        128,800
    South Carolina                          150,100        103,000
    Tennessee                                84,200         41,000
    Arkansas                                 33,800         26,200
    Georgia                                  15,400          6,300
    Texas                                     8,700              -
                                          ---------      ---------
        Sub-total                           479,700        305,300
                                          ---------      ---------
        Total HMO                           922,200        593,400
                                          ---------      ---------
MANAGED INDEMNITY (INSURED)(2)               57,300         64,300
SELF AND PARTIALLY INSURED MEDICAL PRODUCTS
-------------------------------------------
  Point of Service                          211,900        180,400
  Workers' Compensation                     101,700        116,900
  Other Managed
    Care/Administration(3)                2,030,800      2,371,600
                                          ---------      ---------
      Total Self-Insured                  2,344,400      2,668,900
      ------------------                  ---------      ---------

TOTAL ADMINISTERED MEDICAL                3,323,900      3,326,600
--------------------------                ---------      ---------
DENTAL PRODUCTS(4)
---------------
  Fully Insured                             343,300        379,900
  Self Insured                            2,085,000      2,204,100
                                          ---------      ---------
TOTAL ADMINISTERED DENTAL                 2,428,300      2,584,000
-------------------------                 ---------      ---------

(1) Includes membership for HMOs owned, co-owned, and/or managed by the Company. Managed indemnity lives previously reported in the Company's HMO membership are now reported separately as managed indemnity lives. At September 30, 1996 and 1995, these lives were 6,300 and 7,300, respectively.

(2) Includes managed indemnity business from the Provident acquisition of approximately 51,000 and 57,000 at September 30, 1996 and 1995, respectively.

(3) Includes self-insured business from the Provident acquisition of approximately 1,829,000 and 2,097,000 lives at September 30, 1996 and 1995, respectively. Included in these totals are approximately 215,000 and 329,000 at September 30, 1996 and 1995, respectively which were covered by minimum premium and retrospectively rated premium products where the Company shares risk with the employers and where the Company receives an insurance premium. Many of these employer accounts have managed care benefit designs.

(4)  Obtained through the Provident acquisition.

Three Months Ended September 30, 1996 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1995
--------

operating results for the three months ended september 30, 1996 were adversely affected by a pre-tax non-recurring charge of $12.9 million primarily to cover costs of lower than expected conversion of self-insured lives to HMO membership and estimated costs of investments in certain long-term strategic alliances to provide assistance to hospitals for network start-up inefficiencies.

Revenue increased 30% to $426 million from $328 million. This increase was largely the result of a 52% increase in HMO medical premium revenue to $316 million from $208 million. The change in HMO medical premium revenue was attributable to: (1) the combined effect of a 41% increase in average membership and a 3.2% decrease in average medical premium yield to $125 per member per month (pmpm) from $129 pmpm at Healthsource New Hampshire (HSNH), Healthsource Tennessee (HSTN), Healthsource Indiana (HSIN), Healthsource South Carolina
(HSSC), Healthsource Maine (HSME), Healthsource North Carolina (HSNC), Healthsource Arkansas (HSAR), Healthsource Savannah (HSSV), Healthsource New York (HSNY) and Healthsource Kentucky (HSKY)(collectively "Existing Plans"); (2) a $30 million increase due to the acquisition of Healthsource CMHC ("HSCMHC"); and (3) the commencement of operations of Healthsource North Texas (HSNTX) and Healthsource Ohio (HSOH).

Other insured medical premium decreased 18% to $55 million from $66 million as a result of both lapses and a conscious effort to reduce or convert the Company's non-HMO insured book of business.

Cost of HMO medical premiums (health care costs) increased 60% to $255 million from $159 million. This increase was due to: (1) the combined effect of the 41% increase in average membership with a 1.8% increase in the average cost of medical premiums to $101 pmpm from $99 pmpm at Existing Plans; (2) a $26 million increase due to the acquisition of HSCMHC; and (3) the commencement of operations at HSNTX and HSOH. This 1.8% increase in costs resulted principally from higher outpatient hospital, diagnostic and pharmaceutical costs.

The cost of HMO medical premiums as a percent of HMO medical premiums (the "medical loss ratio") increased to 80.5% from 76.7% primarily because of the 3.2% decrease in average medical premium yield and the 1.8% increase in average cost of medical premiums at Existing Plans. The divergence between premium pricing (which significantly declined) and health care costs (which increased) was primarily responsible for the Company's significant reduction in profitability. While the difficult premium pricing environment is expected to continue, the Company will attempt to reverse the premium yield decline in 1997, although there can be no assurance that the Company will be successful. Failure to achieve an increase in premium yield will most likely increase the Company's medical loss ratio and reduce net income.

The cost of other insured medical premiums decreased to $47 million from $54 million as a result of a decrease in the fully-insured managed indemnity products and minimum premium and retrospectively rated premium products, but is higher as a percentage of premiums due to an unusually high level of large claims.

Total selling, general and administrative (SG&A) expenses increased to $109 million from $90 million due to acquisitions and the development of existing operations and new businesses. As a percent of total operating revenue, SG&A expenses decreased to 25.5% from 27.3% as a result of a number of factors including change in mix of business where SG&A levels as a percentage of revenue are far lower in fully-insured business than self-insured business where revenue does not include health care expenses.

SG&A expenses related to HMO, fully-insured medical business and corporate administration increased 45% to $61 million from $42 million. This increase resulted primarily from the SG&A expense associated with the acquisition of HSCMHC, the membership increases at existing HMOs, the commencement of operations at HSNTX and HSOH, development expenses at start-up HMOs and other business development activities. SG&A expenses related to administration and managed care fees remained level at $48 million.

Depreciation and amortization expense increased 47% to $10 million from $7 million primarily due to the amortization expense associated with HSCMHC which was acquired in the first quarter of 1996 and depreciation associated with increased capital purchases.

Interest expense increased 52% to $3.3 from $2.2 million as a result of the convertible subordinated notes issued in March 1996.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September
----------------------------------------------------------------------------
30, 1995
--------

Revenue increased 55% to $1.3 billion from $823 million. The majority of the difference was the result of a 55% increase in HMO medical premium revenue to $917 million from $591 million. The change in HMO medical premium revenue was attributable to: (1) the combined effect of a 45% increase in average membership and a 5.0% decrease in average medical premium yield to $125 pmpm from $132 pmpm at its wholly-owned subsidiaries HSNH, HSTN, HSME, HSSC, HSNC, HSAR, HSIN, HSSV, and HSNY ("Existing Plans"); (2) an $83 million increase due to the acquisition of HSCMHC; and (3) from the commencement of operations of HSNTX and HSOH.

In addition, there was a significant increase in revenue resulting from an increase in other insured medical premiums to $185 million from $119 million which resulted from the inclusion of the Provident transaction for a full nine months in 1996.

The remaining revenue increase was due to a 54% increase in administrative and managed care fee revenue to $174 million from $113 million which resulted from the inclusion of the Provident acquisition for a full nine months in 1996.

Cost of HMO medical premiums increased 61% to $736 million from $457 million. This increase was due to the combined effect of the 45% increase in average membership, with a 1.0% decrease in the average cost of medical premiums to $100 pmpm from $101 pmpm at Existing Plans, the acquisition of HSCMHC and the commencement of operations at HSNTX, HSKY, and HSOH. This 1.0% decrease was due principally to lower inpatient hospital costs offset by higher outpatient hospital, diagnostic and pharmaceutical costs.

The Company's HMO medical loss ratio increased to 80.3% from 77.2% because the 5.0% decrease in the average premium yield was higher than the 1.0% decrease in cost of medical premiums at Existing Plans coupled with HSNTX, HSOH, and HSKY which combined had higher medical loss ratios than the Existing Plans. The divergence between premium pricing (which declined 5%) and health care costs (which declined 1%) was primarily responsible for the Company's significant reduction in profitability. While the difficult premium pricing environment is expected to continue, the Company will attempt to reverse the premium yield decline in 1997, although there can be no assurance that the Company will be successful. Failure to achieve an increase in premium yield will most likely increase the Company's medical loss ratio and reduce net income.

The cost of other insured medical premiums increased to $157 million from $96 million as a result of the inclusion of Provident's fully-insured managed indemnity products and minimum premium and retrospectively rated premium products for a full nine months in 1996.

Total SG&A expenses increased to $321 million from $206 million due to acquisitions and the development of existing and new businesses. As a percent of total revenue, SG&A increased to 25.2% from 25.0%.

SG&A expenses related to HMO, fully-insured medical business and corporate administration increased 64% to $178 million from $108 million. This increase was primarily due to the SG&A associated with the fully-insured Provident business being included for a full nine months, the acquisition of HSCMHC, the membership increases at Existing Plans, the commencement of operations at HSOH, HSNTX, and HSKY, development expenses at start-up HMOs and other business development activities. SG&A expenses related to administrative and managed care fees increased 48% to $144 million from $97 million due to the SG&A associated with the Provident business being included for a full nine months in 1996.

Depreciation and amortization expense increased 75% to $28 million from $16 million primarily due to amortization expense associated with the Provident and HSCMHC acquisitions and depreciation associated with increased capital purchases.

Interest and other income increased 16% to $18.4 million from $15.9 million. This increase resulted primarily from the increase in cash, cash equivalents and marketable securities associated with the Provident acquisition. Interest expense increased 154% to $9.2 million from $3.6 million as a result of interest associated with the convertible subordinated notes.

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, cash, cash equivalents and marketable securities totaled approximately $256 million, of which $252 million were held by regulated operating companies and, except for permissable dividends, were largely restricted to use in those companies.

During the first nine months of 1996, the Company generated $44 million of cash from operations and invested approximately $39 million in additional facilities and information technology. The acquisition of HSCMHC resulted in a net cash expenditure of $46 million which was funded from borrowings under the Chase Facility described below.

On March 8, 1996, the Company completed the sale (through a private offering to institutional investors) of $247 million principal amount of 5% Convertible Subordinated Notes (the "Notes") due 2003. The Notes are convertible into Common Stock of the Company at a price of $46.965 per share. The Company used the net proceeds of the offering to redeem the $100 million face amount of the Company's outstanding 6.25% Class A Cumulative Preferred Stock. The balance of the net proceeds of the offering was used to repay a portion of the outstanding principal balance under the Company's $200 million unsecured revolving credit agreement with Chase Manhattan Bank N.A. as agent ("Chase Facility").

The Chase Facility is committed through March 15, 2000. At September 30, 1996, the Company had $15 million outstanding which it repaid on October 1, 1996. Due to certain covenants taking effect in March 1998, the effective availability of the Chase Facility is limited to $100 million; current earnings tests would substantially further restrict permanent loan levels, but the Company is negotiating for additional flexibility through March 1998.

The principal and interest on the Notes is by their terms subordinated in right of payment to principal and interest on substantially all existing and future debt (including debt under the Chase Facility) incurred by the Company ("Senior Debt"). As of September 30, 1996, the Company had $15 million in Senior Debt. As of such date, the Company's subsidiaries had aggregate liabilities of approximately $311 million, to which the Notes are also structurally subordinated.

The Company has signed an asset purchase agreement with Chubb Life to acquire the remaining 85% interest in ChubbHealth for an estimated purchase price of $25 million, subject to adjustments. The agreement is subject to regulatory approval. The Company intends to fund the ChubbHealth transaction from borrowings under the Chase Facility or other financial resources.

The Company believes that its existing cash balances and cash flow generated by its wholly-owned plans coupled with the amounts available for borrowing under the Chase Facility are adequate to fund its existing operations and commitments.

During the fourth quarter of 1996, the Company expects to record additional non-recurring charges including those for a restructuring and a business realignment currently being developed.

Effects of Inflation
--------------------

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

                           PART II - OTHER INFORMATION

                       Items 1, 2, 3, & 4. Not Applicable.
                                           ---------------

                           Item 5. Other Information.
                                   ------------------

(i) SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and those contained in the Company's Annual Report on Form 10-K concerning future profitability, premium pricing levels, future levels of medical-loss ratios, the Company's ability to control healthcare and SG&A costs and all other statements that are not historical facts are forward looking statements. Because such statements involve risks and uncertainties, the following factors, among others, could affect the Company's actual results and could cause actual future results to differ materially from those expressed in any forward looking statements made by the Company or its representatives including those made herein or in SEC filings, press releases, presentations to securities analysts or investors or other communications by the Company:

CONTROL AND PREDICTABILITY OF HEALTH CARE COSTS. The Company's profitability depends in large part on predicting and maintaining effective control of the healthcare costs of its HMOs. The future profitability of the Company's HMOs is dependent upon controlling future healthcare costs in part through appropriate benefit design, utilization control and negotiation of favorable provider contracts, including global capitation arrangements with hospitals which generally link healthcare costs for assigned members to the premiums received for such members. The Company may be unable to predict accurately or to control health care costs because of many factors, including the inherent unpredictability of rates of utilization of services in any given period and the volatility of such use particularly in quarterly periods; major epidemics; undetected increases in costs of units of services (in some cases implemented by providers without prior notice); changes in risk profile of a rapidly increasing membership due to pre-existing medical conditions, changing demographics and other factors; and increased utilization driven by changes in physician practice patterns and new techniques (e.g., use of bone marrow transplants for an increasing number of diagnostic categories)and by consumer demand for new drugs. There can be no assurance that the Company will be successful in predicting or mitigating the effect of any of these factors nor that its global capitation agreements will be able to totally buffer these factors or costs for assigned members, especially since the Company expects that certain provider disputes will require it to pay higher than anticipated costs for health care services in 1997 and beyond.

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

The price charged for providing benefits is in many instances the controlling factor in obtaining and retaining employer groups, and in certain markets some competitors are underpricing the Company's products. In many historically under-penetrated markets such as the Carolinas and upper New England, many new HMOs have been recently licensed which is reflected in premium pressure for new and renewal business. Partially as a result of this competition, the Company experienced a 5.0% decline in average premium yield per member during the first nine months of 1996. The Company expects the difficult premium pricing environment to continue and the Company's attempts to reverse the 1996 premium decline may not be successful.

ACCOUNTING; MIS; NETWORK DISRUPTION ISSUES. Reserves for incurred but not reported claims ("IBNR") are a large component of the Company's medical claims payable reserve and are based upon an estimation of future claims using traditional actuarial techniques heavily influenced by historical claims experience; rapid growth and changing risk profiles could render the Company's IBNR estimates inaccurate and there can be no assurance as to the ultimate accuracy of such estimates or that subsequent adjustments will not cause fluctuations in the Company's operating results. The ability to predict IBNR, control costs in general and to manage increasingly complicated global capitation arrangements depends upon the use of sophisticated customized MIS systems; there can be no assurance that such systems can be developed quickly enough to effectively manage the increasing complexity of the Company's contractual arrangements nor that facility or equipment problems will not disrupt the Company's ability to effectively provide such MIS support. The increasing complexity of contractual arrangements and adverse experience in periods of premium contraction and increasing costs, create the potential for disagreements with major hospital providers over the reimbursement under such contracts, which disagreements (if not resolved) could disrupt relations with affiliated hospital or physician providers, could potentially affect the perception of the Company's plans in the affected markets and has resulted in the Company's election to invest in certain of these long-term arrangements to smooth the affiliated providers' transition to global risk.

ACQUISITIONS AND NEW PRODUCTS. A significant part of the Company's business strategy is to diversify into new geographic markets through acquisitions or start-up plans and to develop new products although existing credit lines limit its current ability to do so. Identifying and pursuing acquisition opportunities, integrating acquired businesses and managing growth requires a significant amount of management time and skill. The Company may be unable to
(i) negotiate acceptable terms with suitable acquisition candidates or ensure that, if negotiated, such acquisitions will be either approved by all relevant regulatory authorities or concluded, (ii) assimilate such acquired companies free from hidden risks undetected at the time of closing or (iii) manage future growth effectively. Until start-up HMOs reach a critical mass of membership, they generally produce operating losses (despite capitated provider contracts) and failure to generate sufficient membership in start-up markets could adversely affect operating results. The Company is expanding its product offerings, most notably by developing and seeking a license for Medicare risk products in several of its markets. The Company will expend approximately $5 million in 1996 and 1997 in developing such Medicare products which will still require a substantial marketing program before the Company generates revenues from such products in any market; the failure to achieve Medicare membership quickly in various markets may further impact operating results as such development expenses are relatively fixed. There can be no assurance that the Company will successfully mitigate any of the foregoing risks.

IMPACT OF HEALTHCARE REFORM. Many federal and state proposals have been made in the past to reform the healthcare system. Federal legislation covering minimum maternity stay and enhanced mental health benefits has been recently passed. The Company anticipates that federal and state legislatures will continue to assess alternative healthcare systems and payment methodologies as well as other mandated coverages, capitation limits, underwriting constraints and other measures that could affect the Company's business. The Company is unable to predict which, if any, of these healthcare reform proposals may be adopted. While the Company does not believe it would be materially adversely impacted by most of the recent or proposed reforms, certain proposals could have such an impact; for example the imposition of a single-payor system in any state could potentially eliminate the Company's business in that state. See "Business -- Governmental Regulation" in the Company's Form 10-K.

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


VOLATILITY OF THE COMPANY'S STOCK. The market price for the Company's stock may be affected by investor perception of the Company, by general economic and market conditions, by fluctuations in quarterly earnings, by general trends in the healthcare market, by adverse news coverage of the HMO industry and by regulatory developments especially at the federal level; accordingly, the market price of the Company's stock may be volatile.

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

   (a)  Exhibits

        11.  Statement re: Computation of Net Income Per Share

        27.  Financial Data Schedule

   (b)  Reports on Form 8-K

        The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996:

        1. On August 2, 1996, the Company reported preliminary operating results and the adoption of a Rights Agreement pursuant to which each shareholder of record as of August 12, 1996 and subsequently (subject to certain exceptions) will receive one right per share of outstanding Common Stock. The rights will entitle the holders, upon any person or group acquiring ownership of 20% or greater of the outstanding Common Stock, to purchase additional shares of Common Stock at half the market price, except the 20% or greater holder.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HEALTHSOURCE, INC.



Dated: November 12, 1996            By /S/ Norman C. Payson
                                       ---------------------------------
                                       Norman C. Payson, M.D.
                                       President and
                                        Chief Executive Officer



                                    By  /S/ Joseph M. Zubretsky
                                       ----------------------------------
                                       Joseph M. Zubretsky
                                       Chief Financial Officer/Principal
                                       Accounting Officer