Form 10-K
period 1996-12-31
HEALTHSOURCE INC
filed 1997-03-31
CIK 855587

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       OR

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

                          Common Stock, $.10 par value
                   5% Convertible Subordinated Notes Due 2003
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $1,227,749,676(based upon the reported closing price of $20 5/8 on the New York Stock Exchange on March 24, 1997).

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Each Class: Common Stock, $.10 par value

     Number of Shares Outstanding at March 24, 1997: 63,860,017 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's 1996 Annual Report are incorporated by reference in Part II of this Form 10-K.

                               HEALTHSOURCE, INC.
                                    FORM 10-K

                   TABLE OF CONTENTS AND CROSS-REFERENCE SHEET

                                                               Reference by Page
                                                                 to Information
                                                      Page of     Incorporated
Item No. in Form 10-K                                 Report     by Reference
---------------------                                 ------     ------------

PART I
  1.  Business....................................       4            N/A

  2.  Properties..................................      19            N/A

  3.  Legal Proceedings...........................      20            N/A

  4.  Submission of Matters to a Vote of Security
      Holders.....................................      20            N/A

PART II
  5.  Market for Registrant's Common Equity and
      Related Shareholder Matters.................      21        1996 Annual
                                                                 Report, p. 25

  6.  Selected Financial Data.....................      21        1996 Annual
                                                                  Report, p. 2

  7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations     21        1996 Annual
                                                                  Report, p. 3

  8.  Financial Statements and Supplementary Data.      21        1996 Annual
                                                                  Report, p. 8

  9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure......      22            N/A

PART III
 10.  Directors and Executive Officers of the
      Registrant..................................      22            N/A

 11.  Executive Compensation......................      27            N/A

 12.  Security Ownership of Certain Beneficial
      Owners and Management.......................      34            N/A

 13.  Certain Relationships and Related Transactions    36            N/A



PART IV
 14.  Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K.........................      37            N/A

Exhibit Index.....................................      45            N/A

                                    PART I


ITEM 1.  BUSINESS

     (a) General Development of Business. See (c) below.

     (b) Financial Information about Industry Segments. Not Applicable.

     (c) Narrative Description of Business.

General

     Healthsource, a New Hampshire corporation established in 1985 ("Healthsource" or the "Company"), is a geographically diversified provider of a broad range of managed healthcare services. Healthsource is a leading managed care provider with health maintenance organizations ("HMOs") in North Carolina, South Carolina, New Hampshire, Massachusetts, Indiana, Maine, Tennessee, Arkansas, Syracuse, New York, Louisville, Kentucky, Georgia, north central Texas, southwestern Ohio, New York City, northern New Jersey, and Connecticut. Healthsource acquired the group health, HMO and third party administration ("TPA") business of Provident Life and Accident Insurance Company of America ("Provident") of Chattanooga, Tennessee in May 1995 (the "Provident Transaction"). The national indemnity insurance and TPA business acquired from Provident (collectively referred to as "Healthsource Provident") is concentrated in the Southeast and serves a total of over 1.7 million members. On January 6, 1997, the Company completed the acquisition (effective December 31, 1996) of the remaining 85% interest in ChubbHealth, Inc., a 68,000 member HMO in the greater New York City area. On January 1, 1997 Healthsource provided or administered healthcare benefits for over 3.1 million members. Healthsource also offers point of service ("POS") plans, preferred provider organization ("PPOs") plans, insured and self-insured dental plans, utilization review ("UR") services, managed workers' compensation services, pharmacy benefit management services and other managed care consulting and administrative services to other healthcare payors including Provident and Liberty Mutual Insurance Company. The Company's executive offices are located at Two College Park Drive, Hooksett, New Hampshire 03106; telephone number (603) 268-7000.

Recent Development - Announced CIGNA Merger Agreement

     On February 28, 1997, the Company announced that it had signed an Agreement and Plan of Merger (the "CIGNA Merger Agreement") with CIGNA Corporation ("CIGNA") under which CIGNA agreed to acquire, through a wholly-owned subsidiary, all of the outstanding Common Stock of the Company for a price of $21.75 in cash per share, through a public tender offer (the "Tender Offer") for all outstanding shares which was commenced on March 6, 1997, to be followed by a statutory merger (the "Merger") cashing-out the remaining public shareholders at the same price per share. The consummation of the Tender Offer and Merger are subject to regulatory and other approvals and conditions; there is no assurance that such approvals will be obtained or that such conditions will be satisfied. The CIGNA Merger Agreement has been filed as an exhibit to the Company's Report on Form 8-K filed March 4, 1997, and the terms of the CIGNA Merger Agreement are incorporated herein by reference. The Company has agreed to redeem the Rights issued under the Rights Agreement dated as of July 29, 1996 with The Bank of New York prior to the consummation of the Tender Offer. In connection with the Merger, CIGNA has agreed to fund the repurchase of the Company's $247,250,000 principal amount 5% Convertible Subordinated Notes Due 2003 (the "Notes"), the holders of which will have the right to require that the Company repurchase such Notes at a purchase price in cash of 101% of the principal amount of such Notes, plus interest to the date such Notes are accepted for payment by the Company, following the consummation of the Tender Offer.

     In connection with the CIGNA Merger Agreement, CIGNA entered into a Tender Agreement and Irrevocable Proxy (the "Shareholder Agreement") with Norman C. Payson, M.D., the Company's President and Chief Executive Officer and a member of the Company's Board, with respect to the 4,332,760 shares of the Company's Common Stock owned by Dr. Payson. Pursuant to the Shareholder Agreement, Dr. Payson has agreed to tender all shares owned by him in the Tender Offer and CIGNA has agreed to accept for payment and pay for such shares, subject to the terms of the Tender Offer. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" for additional information regarding the Shareholder Agreement.

The Managed Care Industry

     The managed care industry has grown substantially in recent years. Healthsource expects industry growth to continue because of continued pressure from employers and state and federal governments to control healthcare costs and the failure of unmanaged indemnity products to provide such controls. Healthsource believes that managed care will continue to be a major mechanism to control, finance and deliver healthcare in the United States in the future and may largely replace the indemnity healthcare financing system.

Healthsource's Business Strategy

     Healthsource seeks to enhance its position as a leader in providing quality and affordable healthcare in an expanding set of local markets. Healthsource's business strategy has three components: (i) to increase HMO enrollment in its existing markets by capitalizing on the historically low HMO penetration rate in many of those markets, emphasizing the conversion to HMO membership of members currently being served in the Company's indemnity and self-funded plans (especially those acquired in the Provident Transaction) and continuing to develop and offer new products for different segments of the population such as Medicare, (ii) to continue positioning its HMOs to be less vulnerable to declining average premiums by linking a portion of healthcare costs to premiums through global capitation arrangements or other suitable arrangements with healthcare providers, and (iii) to reorient the Company's start-up activities in new markets with the goal of reducing the Company's losses in such markets below the levels experienced in 1996. In seeking to convert existing indemnity and self-funded plan members to HMO membership, Healthsource continues to maintain working relationships with local physicians and hospitals and, in certain markets, to provide operating and financial support to primary care practices in order to enhance the access to, and quality and cost effectiveness of, its managed care products.

Healthsource Health Plans

     Healthsource owns fifteen (15) operating HMOs as well as two (2) other major operating subsidiaries: (i) Healthsource Provident Administrators, Inc. ("HPA"), which operates the 1.5 million member TPA business acquired in the Provident Transaction and (ii) Healthsource Insurance Company ("HIC"), which operates the 222,000 member indemnity group health insurance business acquired in the Provident Transaction. HPA and HIC are headquartered in Chattanooga, Tennessee and service a national client base.

     The following table shows the membership by the Company's plans at January 1, 1997:

                                                                       Membership as of January 1, 1997

                                               HMO/Other
                                                 Fully
                                                 Insured      Indemnity                 Self-Insured
                                              HMO Products    Insurance         TPA         POS         PPO        Other       Total
---------------------------                   ------------    ---------      ---------    -------    ---------    -------    -------
Leading Plans:

Healthsource North Carolina..........             212,200           ---          ---     62,300          ---        ---      274,500
Healthsource South Carolina..........             141,400           300          ---      7,800          ---     11,200      160,700
Healthsource New Hampshire...........             136,300           900       75,700     44,100       30,900     90,700      378,600
Healthsource Maine...................              70,700           ---          ---     37,900        2,400        700      111,700

Subtotal Leading Plans...............        ------------     ---------      -------      -----     --------     ------     --------
                                                  560,600         1,200       75,700    152,100       33,300    102,600      925,500

Other Plans:

Healthsource CMHC....................              77,100           ---          ---        ---          ---      1,600       78,700
Healthsource Indiana.................              36,500           ---          ---        ---          ---     16,300       52,800
Healthsource New York/New Jersey
  New York City......................              33,600           ---          ---        ---          ---        ---       33,600
  New Jersey.........................              34,200           ---          ---        ---          ---        ---       34,200
Healthsource HMO of New York
  (Syracuse NY)......................              19,000           ---          ---        700       10,200        ---       29,900
Healthsource Kentucky................              12,400           ---          ---        ---          ---        ---       12,400
Healthsource Ohio....................               2,500           ---          ---        ---          ---        400        2,900
Healthsource Connecticut.............               1,600           ---          ---        ---          ---        ---        1,600
Healthsource Tennessee...............              92,600           ---          ---     27,500        6,500        ---      126,600
Healthsource Arkansas (1)............              34,600           ---       54,500      1,000        1,100        ---       91,200
Healthsource Georgia ................              24,800           ---          ---        ---          ---        ---       24,800
Healthsource North Texas (1).........              13,000           ---          ---        ---          100        ---       13,100
HIC (Chattanooga) (2)................                 ---        43,900          ---        ---          ---    178,700      222,600
HPA (Chattanooga) (2)................                 ---           ---    1,524,500        ---          ---        ---    1,524,500
                                              -----------     ---------    ---------    -------    ---------    -------    ---------

Subtotal Other Plans.................             381,900        43,900    1,579,000     29,200       17,900    197,000    2,248,900


         Total All Plans.............             942,500        45,100    1,654,700    181,300       51,200    299,600    3,174,400

---------
(1)   70% owned.

(2) Totals only -- Not separately categorized into POS and PPO plans, although many of these members are in such plans.

     Managed Care Products

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

     HMO Products

     Healthsource offers a variety of HMO products, enabling it to modify its benefit structure and pricing to appeal to the varying needs of employers and their employees. In an HMO plan, the HMO bears the underwriting risk that the covered medical expenses of its members will exceed related premium revenues in return for charging pre-determined premiums to employers.

     Healthsource's HMOs consist of individual practice association plans in which each HMO maintains a network of primary care and specialist physicians, most of whom contract directly with the HMO. Independent physicians are generally reimbursed for their services by each HMO according to a fee schedule (also known as fee-for-service) or under fixed fee per member per month ("PMPM") arrangements (also known as capitation). Both methodologies provide various incentives for quality and cost-effective care. The Company is emphasizing its global capitation arrangements with hospitals (discussed at greater length below) under which variations in the costs of physicians serving Healthsource members are borne by the hospitals at risk for such members' healthcare costs.

     HMO Global Capitation Hospital Contracts

     The Company's contracts with hospital providers are a key element in its efforts to control healthcare costs. While the Company routinely contracts with hospitals on a discounted fee-for-service, per diem and other fixed payment bases, the primary focus of the Company's current contracting policy is to have global capitation arrangements with major hospital providers. In such arrangements, the hospital generally accepts as full payment for its services all monies remaining from the global capitation amount after payment of all other covered medical and healthcare expenses of assigned members; this global capitation amount is generally linked to a fixed dollar amount PMPM or a percentage of the Company's premiums collected for assigned members with certain negotiated variations. Through these global capitation arrangements, hospitals and their affiliated providers, such as owned physician practices, are incentivized to mitigate inappropriate utilization and otherwise strive for efficiencies in patient care. Generally, the global capitation rate in these contracts varies directly with premium pricing, which provides incentives for hospitals that are parties to global capitation arrangements to assist in enhancing the quality, value and perception of the Company's HMOs in the marketplace and allows the Company more predictability in its medical loss ratio ("MLR") and less financial exposure if there are reductions in premium pricing since reductions in premium pricing are generally absorbed pro-rata by the globally-capitated hospitals. Various protections including premium floors, catastrophic stop-loss, risk sharing and reimbursement arrangements have been negotiated by hospitals which can further increase the Company's healthcare costs during periods of unfavorable healthcare experience.

     The Company has in excess of 100 globally-capitated hospital provider contracts. During 1996, due primarily to premium contraction, healthcare cost deterioration and various specific local factors, the reimbursement experience of some globally-capitated hospitals was less than such hospitals had expected and, in some cases, resulted in minimal or no reimbursement to the hospital. In many if not most cases, however, the hospital also had a substantial volume of non-capitated business with the Company on which it received negotiated levels of reimbursement and which tempered the impact of the global capitation arrangement on the Company's provider relationships.

     During 1996, a number of hospitals commenced arbitration proceedings, indirectly threatened arbitration or complained orally or in writing to the Company's local HMOs that they are unhappy with the terms of their contracts. The Company has renegotiated the terms of several of such capitated hospital provider contracts on terms which it considers favorable. It is also possible that other hospitals may, among other things, request arbitration seeking to renegotiate or terminate these long-term contracts. There can be no assurance of a favorable result in any arbitration proceeding.

     Despite the adverse healthcare costs experienced in 1996 and the unhappiness of certain globally capitated hospitals, the Company has been able to conclude a substantial number of new global capitation contracts effective January 1, 1997 and has additional potential contracts in negotiation. The goal of the Company is to obtain as many global capitation arrangements as reasonably possible.

     Point of Service Plans

     A POS plan incorporates greater flexibility than a traditional HMO plan, typically containing some of the favored provider pricing and utilization controls of an HMO while permitting the member to use providers outside the prescribed network at an increased cost to the member. These plans may be offered to employers on a fully-insured or self-insured basis depending upon the preferences of the employer. The availability of the POS option has enabled Healthsource to service various large national employers who have requested this option. In most cases, the Company's global capitation provider contracts cover its POS products.

     Preferred Provider Organizations

     A PPO is an indemnity healthcare plan which relies on a network of physicians, hospitals and other providers to provide care on negotiated financial terms (including discounts or other favorable pricing methodologies) and which provides members with a greater level of coverage for using network providers. In markets where the Company has its own HMO, it typically uses the HMO providers as the preferred providers in the PPO network. To serve the broader geographic base of members acquired in the Provident Transaction and other national and regional accounts in other markets, the Company contracts with third-party PPO providers for access to their networks. The Company believes PPOs are a transitional product since health plans such as HMOs and POS plans allow better utilization management and are more easily supported by global capitation arrangements.

     Third-Party Administration Services

     Through its TPA services, Healthsource processes claims for medical and dental services to members of employer-sponsored, self-funded plans and reimburses the provider or member according to the terms of each plan. Employers often purchase TPA services which are bundled with UR services and selected PPO networks in an effort to apply managed care techniques to their self-funded plans. Under its TPA arrangements, Healthsource does not generally bear any healthcare cost risk and, accordingly, is not paid an underwriting premium. Instead, Healthsource's TPA arrangements typically provide for the payment of administrative fees which generally vary by the number of members covered. Certain of these contracts contain performance guarantees as to timeliness and accuracy and certain other features which can place compensation under such contracts at risk. Of the total of 1.6 million members being provided TPA services, more than 1.5 million are serviced by HPA from its headquarters in Chattanooga, Tennessee, seven regional claims centers, and field sales offices in 13 states. Other significant TPA operations are administered by affiliates of the New Hampshire and Arkansas plans.

     Medicare Risk Products

     The Company is actively developing HMO products for the Medicare market using a task force headquartered in New Hampshire. The task force is designing provider contracts, creating marketing materials and strategies and preparing the Health Care Financing Administration ("HCFA") applications and documentation on a centralized basis with the expectation that Medicare risk contracts would eventually be sought in most of the Company's markets. The Company expects to support the offering of Medicare HMO products in each market typically with a global capitation arrangement with one or more local hospitals. The Company has found that its hospital providers are often interested in providing care to Medicare HMO plans and willing to consider healthcare risk assumption under global capitation arrangements. The degree of customer acceptance of these products is unknown and will depend upon various policy decisions by Congress and HCFA, as well as upon successful marketing in each market inasmuch as Medicare HMO membership is sold on an individual rather than a group basis. The Company is presently marketing Medicare risk products in Arkansas and New Hampshire.

Indemnity Insurance Products

     Prior to the Provident Transaction, the Company owned three small indemnity insurance companies. With the Provident Transaction, the Company chartered a new Tennessee insurance company -- HIC, headquartered in Chattanooga, Tennessee. HIC currently reinsures the indemnity insurance portion of the Provident group health business, which consisted of approximately 222,000 members on January 1, 1997, through Experience-Rated Refundable Premium Insurance and Other Insurance Products. Healthsource expects that the bulk of these indemnity insurance policies will be novated by HIC during 1997.

     Experience Rated Refundable Premium Insurance

     Approximately 178,000 persons are covered under Experience Rated Refundable Premium policies in which the employer generally bears most of the healthcare claims risk and can receive a refund when claims experience is favorable. Premiums for this coverage are based on the actual claims experience of the employer in prior periods, adjusted for projected future experience, plus a charge for administrative expenses, certain risks and profit. At the end of each policy year, an employer's account will show a surplus or deficit balance depending on defined claims experience. Surplus balances for a current year are first applied to prior deficits, if any, and then, at the employer's election, either held in reserve to offset future deficits or refunded. In years with deficit balances, premiums for future periods are sought to be adjusted so that Healthsource may recover the deficit, provided the employer maintains its relationship with Healthsource. There is no assurance that any such deficit can ultimately be recovered. Operating results fluctuate with claims experience since all claims are expensed, whether or not currently recoverable from employers.

     Other Insurance Products

     In the Provident Transaction, Healthsource also acquired a book of fully-insured group health policies which are marketed to small and medium sized employers and which covered 43,900 members on January 1, 1997. The current market for this business is primarily employers located in the southeastern United States and having less than 150 employees, although in some cases larger employers may choose these types of plans. The majority of this business includes the use of contracted PPO networks with premiums actuarially based on the expected claims experience of pools of similar risks, together with provision for administrative expenses and profit. Profitability of this business is affected by premium pricing competition, deviations of actual claims experience from expected claims experience and the ability to control administrative expenses. Claims experience for this product is primarily a function of healthcare costs, morbidity rates and the effectiveness of utilization controls and provider discounts available through contracted PPO networks. Healthcare expenses increased more rapidly than expected during 1996 resulting in losses in these products; while rates for such products have been increased in 1997, there can be no assurance such increases will cover future increases in costs.

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

     The Company is obtaining voluntary accreditations for its health plans from the National Committee of Quality Assurance (NCQA), an independent organization which reviews HMOs. The Company's HMOs in New Hampshire, New York and Maine have received three-year accreditation - the highest level of accreditation available from NCQA. The North Carolina plan currently has a provisional status pending the results of their renewal survey which was done January 1997. The South Carolina plan also has provisional status and is scheduled for resurvey in June 1997. The HMOs in Tennessee and Massachusetts are both scheduled for their initial NCQA survey in March 1997. The Company is planning to have its other HMOs reviewed as soon as practical.

Marketing

     The Company uses a variety of marketing strategies to sell its managed care products. The Company, as with most HMOs, has historically relied upon an internal sales force to pursue local markets. With expanded small group market sales, many of the Company's HMOs have established relationships with independent insurance brokers in their local markets. The Company's national TPA business (centered in Chattanooga) has provided it with substantial contacts with both national and regional brokerage firms.

     The Company has established an integrated marketing program under a Senior Vice President of Marketing, who is developing a coordinated approach for national and regional accounts. The Company has a focused marketing effort on a cross-plan basis to seek HMO conversions from its TPA membership. The Company's sales force also cross-sells HMO, POS, TPA, and indemnity products so as to seek total replacement coverage for customer accounts.

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

      The Company maintains two major MIS centers in Hooksett, New Hampshire (120 employees) and Raleigh, North Carolina (70 employees) to service its HMOs and related products. HIC and HPA receive data processing services from Provident's main computer system in Chattanooga under a comprehensive Computer Services Agreement with a term through May 1, 1999 and containing early termination provisions. The Company has 140 MIS employees in Chattanooga primarily working on software maintenance and development to support the business needs of HIC and HPA.

     The Company has made substantial investments in MIS for healthcare cost, utilization and quality management reporting. Assisting its healthcare providers with their data needs is a major priority of the Company's MIS Department and involves a large commitment of resources by the Company. The claims history of managed care members is available on a separate computer system, the "Data Warehouse," which utilizes a relational database to accomplish data analysis and report generation by MIS personnel, financial analysts and plan personnel. Healthsource's medical management subsidiary, Healthsource Innovative Medical Management, Inc., is developing a proprietary set of reports, the Diagnostic Medical Management Information System. Two components of this system are (i) the Network Performance Package which provides an analysis of the healthcare utilization of members associated with the particular capitated hospital group to support the development of customized, effective, medical management improvement initiatives, and (ii) the Primary Source which profiles a primary care physician on the utilization of medical services associated with members under the physician's care.

Competition

     The managed healthcare industry is highly competitive at both the local HMO level and in the regional and national employer markets. The principal competitive factors affecting the Company's products are premium rates and fees, plan design and flexibility, and physician/hospital network and reputation. In many historically under-penetrated markets such as the Carolinas, many new HMOs have been recently licensed which is reflected in premium pressure for new and renewal business. In part as a result of this competition, the Company experienced a 4.5% decline in average premium yield per member during 1996. The Company has attempted to increase premiums where competitively practicable for January account renewals and will likely continue to do so during 1997. As a result the Company expects an increase in average premium yield per-member during 1997.

     The Company competes with Blue Cross plans, indemnity insurers, HMOs, TPAs, PPOs and other managed care companies, some of which have greater financial resources than the Company. The Company also faces competition in many of its markets from hospitals and other provider groups who have organized their own networks to contract directly with employer groups. As managed care has expanded generally, many more employers are offering both HMO and indemnity options; thus the ability to offer a wide variety of HMO, POS, PPO and other services has become an important competitive factor. The Company uses its healthcare provider relationships to enhance its competitive position. The Company expects that competition will remain intense and could become even more so.

     In connection with start-up HMOs developed with strategic provider partners and certain consulting arrangements and in certain other circumstances, the Company may agree to restrict its activities in a defined area; the Company has made such agreements in connection with Healthsource Arkansas, Healthsource North Central Texas, and Vermont Blue Cross, among others. As part of the Provident Transaction, the Company entered into a non-competition agreement with Provident under which the Company agreed not to write for its own account certain types of medical stop-loss insurance, group long- and short-term disability insurance or group life insurance for certain accounts and areas and for certain restricted periods ending between 1998 and 2000 as specified in the agreement. The non-competition agreement is subject to various exceptions.

Governmental Regulation

     General. State and federal regulation of HMOs, managed care products and indemnity insurance varies from jurisdiction to jurisdiction, is subject to frequent change and generally gives responsible administrative agencies broad discretion. Laws and regulations relating to Healthsource's businesses are subject to amendment or interpretation in each jurisdiction and any such amendments or interpretations could adversely affect Healthsource's operations, products, profitability or business prospects or require Healthsource to change some of its products, services, contracting policies or marketing plans. Healthsource is unable to forecast which additional laws or regulations, if any, affecting its business might be enacted in the future or how existing or future regulations might be interpreted.

     New Restrictive Laws. Recent federal legislation concerning maternity stay, mental health coverage and benefit portability will affect the Company's HMOs. A number of states have enacted small group insurance and rating reforms which generally limit the ability of insurers or HMOs to use risk selection or pre-existing condition exclusions as methods of controlling costs. In addition, many states are considering (or have enacted) specific limitations on the ability of insurers or HMOs to control admissions and length of stay, to affect the provision of healthcare services through UR procedures, to use certain capitation or other payment methodologies, to expend less than a certain percentage of premium on healthcare costs, to contract exclusively with physicians or other providers or to exclude certain providers and other measures. The effect of widespread enactment of such laws might be to reduce the Company's ability to control some major elements of its healthcare expenses.

     HMOs. All of the states in which the Company owns HMOs have enacted comprehensive statutes regulating the activities of HMOs. Most states require periodic financial reports from licensed HMOs and impose minimum capital and specific reserve requirements. These capital requirements impose significant restrictions on the ability of any affiliated HMO to pay dividends to the Company and could require the Company to make additional capital contributions to its HMOs. A significant portion of the Company's cash, marketable securities and other assets is held by HIC, Healthsource New Hampshire, Healthsource North Carolina, Healthsource South Carolina, and other HMOs, and is restricted to use within the operations of each of those entities. In addition, certain of the Company's HMOs are required to maintain segregated cash reserves in interest-bearing instruments held by bank trustees or state regulators. Some regulations also enable state agencies to review all material contracts entered into by HMOs, including management contracts, for reasonableness of fees charged and other issues.

     Governmental Programs. The Company currently has two approved Medicare risk contracts (Arkansas and New Hampshire). The Company's HMOs which obtain Medicare risk contracts are subject to regulation by the HCFA, an agency of the United States Department of Health and Human Services. HCFA has the right to audit HMOs operating under Medicare risk contracts to determine compliance with HCFA contracts and regulations as well as the quality of care rendered to plan members. Medicare risk contracts require an HMO to comply with requirements for independent review of member services by contracted peer review organizations. The Company's HMOs which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees and payment for those services. Both Medicare and Medicaid have extensive laws and regulations relating to physician incentive plans and provider referrals which may affect the Company's operations. Some of the Company's HMOs have contracts with the Office of Personnel Management ("OPM") for the Federal Employees Health Benefits Program; these contracts are subject to extensive regulation, including complex rules relating to permissible premiums that may be charged to employees. OPM has the authority to audit the rates charged and often seeks refunds and other sanctions against participating HMOs where premiums are claimed to have exceeded permissible levels. Many of the Company's HMOs also have contracts with states permitting HMO products to be offered to a broad range of governmental employees in such states and are subjected to various operating and financial requirements as a condition of such contracts.

     Indemnity Insurance Regulation. The Company's indemnity insurance subsidiaries are subject to regulation by the Department of Insurance in each state in which the entity is licensed. Regulatory authorities exercise extensive supervisory power over insurance companies with respect to the licensing of new companies and products, the level of required capital and reserves, required benefits, the approval of policy forms, limitations on investments, and periodic examination of operations. The Company's insurance company subsidiaries are also required to file periodic statutory financial statements in each licensed jurisdiction and are restricted in their ability to pay dividends to, or contract with, the Company and its affiliates in a similar manner as HMOs.

      Insurance Holding Company Regulation. The Company, by virtue of its ownership of HMOs and insurance subsidiaries, is subject to various state insurance holding company laws; such insurance holding company laws and related regulations generally require registration with the state Department of Insurance and the filing of certain periodic reports describing the capital structure, ownership, financial condition, certain intercompany transactions and general business operations of the holding company system. Changes to the capital structure of the Company and its subsidiaries or material inter-company transfers or agreements may trigger notice or prior approval requirements, depending on the size and nature of the transactions.

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

Personnel

     As of February 1, 1997, Healthsource and its majority-owned subsidiaries employed approximately 5,500 employees. None of Healthsource's employees are subject to collective bargaining agreements. Healthsource believes its relationship with its employees is good.

Provident Transaction

     Effective May 1, 1995, Healthsource acquired the group health, HMO and TPA business of Provident for $231 million in cash and securities. The business acquired in such transaction had $76 million in tangible net equity. The Company paid $131 million in cash, subject to certain post-closing adjustments, and issued to Provident 1,000,000 shares of non-voting, non-convertible Class A Cumulative Preferred Stock (the "Preferred Stock") with an aggregate face value of $100,000,000. The Preferred Stock was redeemed in March 1996.

     In conjunction with the Provident Transaction, the Company and Provident entered into an agreement expiring in December 1997 under which the Company provides certain administrative services relating to Provident's retained stop-loss business and Provident's disability products. The Company also entered into a Computer Services Agreement having a minimum term of two years by which the services of Provident's main computer center are provided to the operations of HPA and HIC.

Recent Acquisition

     On January 6, 1997, the Company purchased from Chubb Life Insurance Company of America the remaining 85% interest in ChubbHealth, Inc., a 68,000 member HMO operating in the Metropolitan New York City area. The purchase price for such interest was $25.6 million in cash. The Company may be required to contribute an additional $6 million to ChubbHealth under terms of the agreeement. ChubbHealth has been renamed Healthsource New York/New Jersey, Inc. and offers HMO and POS products in both New York and New Jersey.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The statements contained in the description of the Company's Business as well as those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K concerning future profitability, premium pricing levels, future levels of medical-loss ratios, the Company's ability to control healthcare and SG&A costs, the Company's success in obtaining global capitation contracts, and all other statements that are not historical facts are forward looking statements. Because such statements involve risks and uncertainties, the following factors, among others, could affect the Company's actual results and could cause actual future results to differ materially from those expressed in any forward looking statements made by the Company or its representatives including those made herein or in other SEC filings, press releases, presentations to securities analysts or investors or other communications by the Company:

     Control and Predictability of Health Care Costs. The Company's profitability depends in large part on predicting and maintaining effective control of the healthcare costs of its HMOs. The future profitability of the Company's HMOs is dependent upon controlling future healthcare costs in part through appropriate benefit design, utilization control and negotiation of favorable provider contracts, including global capitation arrangements with hospitals which generally link healthcare costs for assigned members to the premiums received for such members. The Company may be unable to predict accurately or to control healthcare costs because of many factors, including the inherent unpredictability of rates of utilization of services in any given period and the volatility of such use particularly in quarterly periods; major epidemics; undetected increases in costs of units of services (in some cases implemented by providers without prior notice); changes in risk profile of a rapidly increasing membership; pre-existing medical conditions; changing demographics and other factors; and increased utilization driven by changes in physician practice patterns and new techniques (e.g., use of bone marrow transplants for an increasing number of diagnostic categories)and new or more costly pharmaceutical products and by consumer demand for these pharmaceuticals. There can be no assurance that the Company will be successful in predicting or mitigating the effect of any of these factors nor that its global capitation agreements will be able to totally buffer these factors or costs for assigned members, especially since the Company expects that certain provider disputes will require it to pay higher than originally anticipated costs for health care services in 1997 and beyond.

     Competition and Premium Pricing. The managed healthcare industry is highly competitive at both the local HMO level and in the regional and national employer markets. The principal competitive factors affecting the Company's products are premium rates and fees, plan design and flexibility, and physician/hospital network and reputation. The Company competes with Blue Cross plans, indemnity insurers, HMOs, TPAs, PPOs and other managed care companies. The Company also faces competition in many of its markets from hospitals and other provider groups who have organized their own networks to contract directly with employer groups.

     The price charged for providing benefits is in many instances the controlling factor in obtaining and retaining employer groups, and in certain markets some competitors are underpricing the Company's products. In many historically under-penetrated markets such as the Carolinas and upper New England, many new HMOs have been recently licensed which is reflected in premium pressure for new and renewal business. Partially as a result of this competition, the Company experienced a 4.5% decline in average premium yield per member during fiscal 1996. The Company expects the difficult premium pricing environment to continue.

     Accounting; MIS; Network Disruption Issues. Reserves for incurred but not reported claims ("IBNR") are a large component of the Company's medical claims payable reserve and are based upon an estimation of future claims using traditional actuarial techniques heavily influenced by historical claims experience; rapid growth and changing risk profiles could render the Company's IBNR estimates inaccurate and there can be no assurance as to the ultimate accuracy of such estimates or that subsequent adjustments will not cause fluctuations in the Company's operating results. The ability to predict IBNR, control healthcare costs in general and to manage increasingly complicated global capitation arrangements depends upon the use of sophisticated customized MIS systems; there can be no assurance that such systems can be developed quickly enough to effectively manage the increasing complexity of the Company's contractual arrangements nor that facility or equipment problems will not disrupt the Company's ability to effectively provide such MIS support. The increasing complexity of contractual arrangements and adverse experience in periods of premium contraction and increasing costs create the potential for disagreements with major hospital providers over the reimbursement under such contracts, which disagreements (if not resolved) could disrupt relations with affiliated hospital or physician providers, could potentially affect the perception of the Company's plans in the affected markets and has contributed to the Company's election to invest in certain of these long-term arrangements to smooth the affiliated providers' transition to global risk arrangements.

     New Products. A significant part of the Company's long-term business strategy is to develop new products. Until start-up HMOs reach a critical mass of membership, they generally produce operating losses (despite capitated provider contracts) and failure to generate sufficient membership in start-up markets could adversely affect operating results. The Company is expanding its product offerings, most notably by developing and seeking a license for Medicare risk products in certain of its markets. The Company expended approximately $5 million in 1996 in developing such Medicare products. Such products, once developed, require a substantial marketing program before the Company generates revenues from such products in any market; the failure to achieve Medicare membership quickly in various markets may further impact operating results as such development expenses are relatively fixed. There can be no assurance that the Company will successfully mitigate any of the foregoing risks.

     Impact of Healthcare Reform. Many federal and state proposals have been made in the past to reform the healthcare system. Federal legislation covering minimum maternity stay and enhanced mental health benefits has been recently passed and will affect the Company's HMOs. The Company anticipates that federal and state legislatures will continue to assess alternative healthcare systems and payment methodologies as well as other mandated coverages, capitation limits, underwriting constraints and other measures that could affect the Company's business. The Company is unable to predict which, if any, of these healthcare reform or other proposals may be adopted and the Company could be materially adversely impacted by certain proposals; for example the imposition of a single-payor system in any state could potentially eliminate the Company's business in that state. See "Business - Governmental Regulation".

     Governmental Regulation. The Company's HMOs, insurance companies and certain of its other subsidiaries are licensed by and subject to periodic examination and extensive regulation by the states in which they operate and by the federal government. Such state and federal statutes and regulations are subject to change and such changes could adversely impact the Company's operations in the future. There can be no assurance that the Company will be able to obtain any regulatory approvals required to enter new markets or to offer new products. See "Business - Governmental Regulation".

     Volatility of the Company's Stock. The existence of the CIGNA Merger Agreement largely controls the trading price of the Company's Common Stock and Notes. In the absence of the CIGNA Merger Agreement, the price of the Company's Common Stock would likely decrease and, thereafter, the market price for the Company's stock may be affected by investor perception of the Company, by general economic and market conditions, by fluctuations in quarterly earnings, by general trends in the healthcare market, by adverse news coverage of the HMO industry and by regulatory developments especially at the federal level.

ITEM 2.  PROPERTIES

     Healthsource's principal executive offices are located at Two College Park Drive, Hooksett, New Hampshire 03106, where Healthsource owns and occupies a 97,600 square foot office building.

     Healthsource's health plans and other affiliates own or lease office space in the following major locations, among others, to support their operations:

                                           Facility                  Monthly
Location                                   (Sq. Ft.)  Leased/Owned   Base Rent
--------                                   ---------  ------------   ---------
Chattanooga, TN........................      196,400        Leased    $227,000
Raleigh, NC............................      185,000        Leased    $133,000
Concord, NH (2 bldgs.).................      100,000        Leased    $ 55,000
Chattanooga, TN........................      100,000         Owned         N/A
Charleston, SC.........................       70,000         Owned         N/A
Freeport, ME...........................       60,000        Leased    $ 50,700
Worcester, MA..........................       55,000        Leased    $ 67,400
Indianapolis, IN.......................       36,800        Leased    $ 44,000
Little Rock, AK........................       33,300        Leased    $ 37,000

     Healthsource also maintains sales offices in 20 cities in leased facilities.

     Healthsource believes that the facilities which it currently owns or leases, together with the expansion plans and options which it has arranged, will be adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     On March 7, 1997, Betty Grayson Kurzweil and Robert Grayson, as trustees under the will of Florence Rosenman (together, the "Plaintiffs"), filed a putative class action in the Superior Court of Merrimack County, New Hampshire (the "Complaint") in connection with the CIGNA Merger Agreement. See Item 1, "Business - Recent Development - Announced CIGNA Merger Agreement" for a description of the CIGNA Merger Agreement. The Complaint asserts one cause of action sounding in breach of fiduciary duty against the Company, each of the Company's directors (the "Director Defendants") and CIGNA. The Complaint alleges that the Company's February 28, 1997 announcement of the CIGNA Merger Agreement failed to indicate whether the Company had engaged a financial advisor to evaluate the Company or had made any attempt to "seek out other potential suitors for the Company." As a result, the Plaintiffs allege that the Director Defendants failed to adequately evaluate the Company's value as a potential merger or acquisition candidate and/or did not act to enhance the Company's value as such a candidate. The Complaint further alleges that CIGNA disregarded the alleged breach of fiduciary duty and thus aided and abetted the alleged breach. The Complaint seeks unspecified monetary damages. The Company believes that the lawsuit is without merit.

     In the ordinary course of business, Healthsource is a party to pending legal and arbitration proceedings with providers, members and other parties. Other than as described above, none of such proceedings is believed to have any material impact on Healthsource's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     On March 8, 1996, the Company completed the sale of $247,250,000 principal amount of its 5% Convertible Subordinated Notes Due 2003, which are convertible into shares of Common Stock at a price of $46.965 per share. The Notes were sold pursuant to Section 4(2) of the Securities Act to a group of initial purchasers comprised of Bear, Stearns & Co. Inc., Goldman, Sachs & Co., Merrill Lynch & Co., Morgan Stanley & Co. Incorporated, Robertson, Stephens & Company and Smith Barney Inc., in connection with an offering by such initial purchasers to "qualified institutional buyers" and institutional "accredited investors" under Rule 144A and outside of the U.S. pursuant to Regulation S under the Securities Act. In connection with the offering, the initial purchasers realized an aggregate underwriting discount of $5,563,125. The public resale of the Notes and the shares of Common Stock into which the Notes are convertible was registered with the Securities and Exchange Commission on the Company's Form S-3 Registration Statement dated June 5, 1996, as amended by Amendment No. 1 dated August 16, 1996 (No. 333-5223).

     On April 11, 1996, the Company issued 33,002 shares of its Common Stock to Candler Health System, Inc.("Candler"), a Savannah, Georgia hospital provider, pursuant to Section 4(2) of the Securities Act. Such shares were issued in exchange for Candler's 5% interest in Healthsource Savannah and a rearrangement of certain provider agreements.

     Other than as described above, the Company has not engaged in any sales of securities which were not registered under the Securities Act since January 1, 1994.

     Except as set forth above the information required for this item is incorporated by reference to p. 25 of Healthsource's 1996 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information required for this item is incorporated by reference to p. 2 of Healthsource's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required for this item is incorporated by reference to p. 3 of Healthsource's 1996 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required for this item is incorporated by reference to p. 8 of Healthsource's 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

     The following table sets forth certain information with respect to the current directors of the Company as of March 28, 1997.

Merwyn Bagan, M.D., M.P.H.
Director since 1985
Age 61

      Dr. Bagan has served as the Chairman of the Board of the Company since 1985. Dr. Bagan served as President of Healthsource New Hampshire, Inc. from 1985 until July 1993. He is a board certified neurosurgeon and practiced for 23 years in Concord and Manchester, New Hampshire prior to his retirement in July 1993. He subsequently earned an M.P.H. degree and presently works as a consultant in international health. Dr. Bagan is a past President of both the New Hampshire Medical Society and the American Association of Neurological Surgeons.

Paul D. Baron, M.D.
Director since 1985
Age 56

     Dr. Baron has served as a director of the Company since 1985. He is a board certified anatomic and clinical pathologist and has practiced for 22 years, the last 17 at Concord Hospital in Concord, New Hampshire. Dr. Baron is the Chairman of the Department of Pathology at Concord Hospital.

Robert H. Bilbro, M.D.
Director since 1994
Age 56

     Dr. Bilbro has served as a director of the Company since May 1994 and since 1987 has served as President and Chairman of the Board of Directors of Healthsource Health Plans, Inc. ("HSHP"). Dr. Bilbro is engaged in the practice of internal medicine and cardiology with Raleigh Medical Group, P.A., Raleigh, North Carolina, where he has practiced for 24 years. He was nominated by the Company Board pursuant to the agreement under which the Company acquired HSHP in March 1994.

Robert S. Cathcart, III, M.D.
Director since 1993
Age 58

     Dr. Cathcart has served as a director of the Company since May 1993 and served as President of Healthsource South Carolina, Inc. from May 1992 to

October 1996. Dr. Cathcart is a board certified general surgeon with Surgical Associates of Charleston, South Carolina, P.A. and has practiced for 25 years in Charleston, South Carolina.

J. Harold Chandler
Director since 1995
Age 48

     Mr. Chandler has served as a director of the Company since June 1995. Mr. Chandler is President and Chief Executive Officer and a director of Provident Companies, Inc. ("Provident") and various of its subsidiaries. Prior to joining Provident in 1993, he served as President of NationsBank MidAtlantic Banking Group. Mr. Chandler currently serves as a director of AmSouth Bancorporation and Herman Miller Inc.

Daniel F. Eubank, M.D.
Director since 1985
Age 49

     Dr. Eubank has served as a director of the Company since 1985. Since January 1995, Dr. Eubank has been the Director of the Residency Program at Concord Hospital. Dr. Eubank was a partner in Concord Family Medicine from 1983 to 1995. He is board certified in family medicine and has practiced for 17 years in the Concord, New Hampshire area.

Robert A. Leipold, M.D.
Director since 1985
Age 46

     Dr. Leipold has served as a director of the Company since 1985 and as President of Healthsource New Hampshire, Inc. from 1993 to 1996. Dr. Leipold is a board certified obstetrician/gynecologist with Garrison Medical Professional Association and has practiced for 17 years in Dover, New Hampshire.

Francis G. Middleton, M.D.
Director since 1989
Age 57

     Dr. Middleton has served as President and Chief Executive Officer of Healthsource South Carolina, Inc. since October 1996 and as President of Healthsource South, Inc. since January 1995. He previously served as Medical Director of Healthsource South Carolina, Inc. from 1986 to January 1995. Until July 1991, Dr. Middleton practiced medicine in Charleston, South Carolina as a specialist in internal medicine and infectious disease.

Norman C. Payson, M.D.
Director since 1985
Age 48

     Dr. Payson has served as President and Chief Executive Officer of the Company since 1985. Dr. Payson has been in the HMO field since 1975, first as a practicing physician and director of an HMO quality program. By 1980, Dr.

Payson had assumed a full-time position as Chief Executive Officer of a large physician group practice and as Medical Director for a related HMO company.

David W. Schall, M.D.
Director since 1989
Age 53

     Dr. Schall has been a director of the Company since September 1989 and the President of Healthsource Maine, Inc. since 1986. Since January 1994, Dr. Schall has been employed as President, Chief Executive Officer and Chief Operating Officer and a Director of Bowdoin Medical Group and as Managing Partner of Bowdoin Medical Group Associates. He is board certified in family medicine and practiced for 25 years in Brunswick, Maine prior to his retirement from private practice in November 1996.

Right to Designate Directors; The CIGNA Designees

      The CIGNA Merger Agreement provides that, subject to compliance with applicable law, promptly upon the purchase of and payment by CIGNA for shares of the Company's Common Stock pursuant to the Tender Offer which represent at least a majority of such outstanding shares (on a fully diluted basis), CIGNA will be entitled to designate such number of directors (the "CIGNA Designees"), rounded up to the next whole number, on the Company Board as is equal to the product of the total number of directors on the Company Board (determined after giving effect to the directors elected pursuant to this sentence) multiplied by the percentage that the aggregate number of Shares beneficially owned by CIGNA and any of its affiliates bears to the total number of shares then outstanding. The Company will promptly, upon the request of CIGNA, use its best efforts to cause the CIGNA Designees to be so elected, including, if necessary, increasing the size of the Company Board or seeking the resignations of one or more existing directors. Notwithstanding the foregoing, until the effective time of the Merger, the Company Board will have at least two directors who are directors on the date of execution of the CIGNA Merger Agreement.

     Set forth below is certain information with respect to the initial CIGNA
Designees:

William M. Pastore
Age 48

     Senior Vice President, National Service Organization, CIGNA HealthCare since December 1995. Prior to that, Mr. Pastore served as Vice President, Director of National Servicing for Citicorp from 1971 until 1995.

W. Alen Schaffer, M.D.
Age 45

     Senior Vice President, Managed Care Operations, CIGNA HealthCare since November 1994. Prior to that, Dr. Schaffer served as Senior Vice President and National Medical Director, CIGNA HealthCare beginning in May 1993. Dr. Schaffer also served as the Vice President, Professional Affairs for Aetna Life and Casualty from 1992 until 1993 and the Vice President, Quality Management & Training from 1990 until 1992.

Joseph M. Fitzgerald
Age 52

     Senior Vice President, Underwriting Operations, CIGNA HealthCare since May 1992. Prior to that, Mr. Fitzgerald served as Senior Vice President and Chief Financial Officer, Employee Benefits Division from February 1991 until May 1992 and Senior Vice President National Accounts, Employee Benefits Division from June 1990 until February 1991.

H. Edward Hanway
Age 45

     President of CIGNA HealthCare since February 1996. Prior to that, Mr. Hanway served as President of CIGNA International from March 1994 until February 1996 and President of CIGNA International, Property & Casualty from February 1989 until March 1994.

     CIGNA has informed the Company that each of the individuals listed above has consented to act as a director, if so designated. If necessary, CIGNA may choose additional or other CIGNA Designees, subject to the requirements of Rule 14f-1.

     Based solely on the information set forth in CIGNA's Offer to Purchase, none of the CIGNA Designees (i) is currently a director of, or holds any position with, the Company, (ii) has a familial relationship with any directors or executive officers of the Company, or (iii) to the best knowledge of CIGNA, beneficially owns any securities (or any rights to acquire such securities) of the Company. The Company has been advised by CIGNA that, to the best of CIGNA's knowledge, none of the CIGNA Designees has been involved in any transactions with the Company or any of its directors, officers, or affiliates which are required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), except as may be disclosed herein or in the Company's related Schedule 14D-9.

Executive Officers of the Company

     The following table sets forth certain information with respect to the current executive officers of the Company as of March 28, 1997.

Norman C. Payson, M.D.
President and Chief Executive Officer
Age 48

     Dr. Payson has served as President and Chief Executive Officer of the Company since 1985. Dr. Payson has been in the HMO field since 1975, first as a practicing physician and director of an HMO quality program. By 1980, Dr. Payson had assumed a full-time position as Chief Executive Officer of a large physician group practice and as Medical Director for a related HMO company.

Charles M. Schneider
Executive Vice President and Chief Operating Officer
Age 51

     Mr. Schneider has served as Chief Operating Officer of the Company since January 1997 and as Executive Vice President since October 1993. Prior thereto, he served as Vice President for Development of the Company from February 1991 to October 1993 and as Director of Business Development of Healthsource New Hampshire, Inc. from April 1990 to February 1991. Before joining the Company in April 1990, Mr. Schneider served as Chief Executive Officer of a New England hospital, and previously held several senior healthcare management positions.

Joseph M. Zubretsky
Chief Financial Officer
Age 40

     Mr. Zubretsky has served as Chief Financial Officer since July 1996. Prior to joining the Company, Mr. Zubretsky was with Coopers & Lybrand LLP's National Insurance Practice based in Hartford, Connecticut from 1981 through July 1996, where he had been a partner since 1990.

Francis G. Middleton, M.D.
President and Chief Executive Officer,
Healthsource South Carolina, Inc. and
President, Healthsource South, Inc.
Age 57

     Dr. Middleton has served as President and Chief Executive Officer of Healthsource South Carolina, Inc. since October 1996 and as President of Healthsource South, Inc. since January 1995. He previously served as Medical Director of Healthsource South Carolina, Inc. from 1986 to January 1995. Until July 1991, Dr. Middleton practiced medicine in Charleston, South Carolina as a specialist in internal medicine and infectious disease.

Richard B. Salmon, M.D., Ph.D.
Senior Vice President for Medical Affairs
Age 47

     Dr. Salmon has served as corporate medical director of the Company since October 1994 and served as Medical Director for Healthsource New Hampshire, Inc. from 1991 to 1994. Dr. Salmon is responsible for medical management issues on a company-wide basis. Before joining the Company, Dr. Salmon served as medical director for another New Hampshire HMO and was a family practice physician.

Robert Chin
Chief Information Officer
Age 37

     Mr. Chin has served as Chief Information Officer of the Company since August 1993. Mr. Chin is responsible for the Company's information services and technology development functions. Prior to joining the Company, Mr. Chin served as Chief Information Officer at Tufts Associated Health Plan from 1985 to 1993 and as Systems Manager at Harvard Community Health Plan from 1977 to 1985.

     There are no family relationships existing between or among any of the above listed officers, nor is there any involvement in certain legal proceedings for which disclosure is required under Item 401 of Regulation S-K. The term of office of each of the foregoing officers extends until the organizational meeting of the Board following the annual meeting of shareholders or until removed by the Board. See Item 11, "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" for a description of agreements under which certain executive officers serve as such.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of the issued and outstanding shares of Common Stock, to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the officers, directors and greater than ten percent beneficial owners were complied with during 1996, other than with respect to one late report regarding one sale transaction by Dr. Bilbro, with respect to one late report regarding one option award transaction to Dr. Schall, and with respect to one late report regarding one purchase transaction by Dr. Salmon.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table

     The following Summary Compensation Table sets forth for the fiscal years ended December 31, 1996, 1995 and 1994 information as to the total compensation received by each of the Chief Executive Officer and the four highest paid executive officers who received total compensation in excess of $100,000 in all capacities.

                           SUMMARY COMPENSATION TABLE

                                                                    Long-Term
                                                                  Compensation
                                    Annual Compensation              Awards
                                    -------------------              ------
                                                                    Securities
                                                                    Underlying
         Name and                                     Other Annual    Stock
    Principal Position      Year  Salary(1)   Bonus   Compensation  Options(2)
    ------------------      ----  ---------   -----   ------------  ----------
Norman C. Payson, M.D.....  1996  $ 548,754     --(3) $ 25,550(4)    200,000
President and Chief         1995    483,081     --(3)   10,000(4)    200,000
Executive Officer           1994    387,604     --(3)   10,000(4)  2,200,000(5)


Sally W. Crawford(6)......  1996    349,531 $65,000     10,000(7)       --
Former Chief Operating      1995    324,233  65,000     42,063(7)    100,000
Officer                     1994    289,530  28,500     10,000(7)    100,000


Charles M. Schneider......  1996    360,968 206,743     62,484(9)    250,000(10)
Executive Vice President    1995    322,884 165,000(8)  26,127(9)    150,000
and Chief Operating Officer 1994    210,865  21,500        --        150,000(10)


Francis G. Middleton, M.D.  1996    348,133  65,000      1,412       110,000
President and Chief         1995    305,384  25,000        --        100,000
Executive Officer,
Healthsource South
Carolina, Inc. and
President, Healthsource
South, Inc.(11)

Joseph M. Zubretsky (12)..  1996    143,750 150,000     47,089(13)   250,000(14)
Chief Financial Officer

----------

(1)   Includes amounts deferred pursuant to the Company's 401(k) Plan.

(2)   Includes options granted in 1997 for services rendered in 1996.

(3)   Dr. Payson declined a cash bonus.

(4) Includes $15,500 for personal use of the Company airplane in 1996 and $10,000 for automobile expenses in 1996, 1995 and 1994.

(5) Includes options to purchase 2,000,000 shares granted to Dr. Payson in May 1994 in connection with the adoption of the 1994 Stock Option Plan by shareholders at the 1994 Annual Meeting of Shareholders.

(6)   Ms. Crawford resigned effective December 31, 1996.

(7) Includes $10,000 for automobile expenses in 1996, 1995 and 1994 and $32,063 for unused vacation time in 1995.

(8)   Includes $100,000 for relocation bonus.

(9) Includes $51,890 for relocation expenses, $4,850 for personal use of the Company airplane, $1,160 for country club dues and $4,583 for automobile expenses in 1996. Also includes $11,577 for unused vacation time and $14,550 for relocation expenses in 1995.

(10) Includes options to purchase 50,000 shares granted to defray relocation expenses in each of 1996 and 1994.

(11)  Dr. Middleton was initially designated an executive officer in 1995.

(12)  Mr. Zubretsky joined the Company in July 1996.

(13)  Relocation expenses.

(14) Includes options to purchase 50,000 shares granted to defray relocation expenses.

      Shown in the table below is information on stock options granted to the President and Chief Executive Officer and to the four other named executive officers shown in the Summary Compensation Table who received options to purchase shares of the Company's Common Stock for fiscal year 1996.

                       OPTION GRANTS FOR FISCAL YEAR 1996

                                             % of
                                             Total
                                             Options
                                Number of    Granted
                                Shares       to           Grant
                                Underlying   Employees    Date                           Grant Date
                                Options      for 1996     Closing  Exercise  Expiration  Present
Name                            Granted      (1,721,794)  Price    Price     Date        Value(1)
----                            -------      -----------  -----    -----     ----        --------
Norman C. Payson, M.D .......    200,000(2)     11.6%    $12.87    $14.16(3)  2/9/07     $1,161,800
President and Chief
Executive Officer

Sally W. Crawford (4)                --            --      --         --        --          --
Former Chief Operating
Officer

Charles M. Schneider ........    200,000(2)     11.6%     12.87    14.16(3)   2/9/07      1,161,800
Executive Vice President          50,000(5)      2.9%     13.37    14.71(6)  7/16/06        273,650
and Chief
Operating Officer

Francis G. Middleton, M.D. ..    110,000(2)      6.4%     12.87    14.16(3)   2/9/07        638,990
President and Chief
Executive Officer,
Healthsource South
Carolina, Inc. and
President, Healthsource
South, Inc.

Joseph M. Zubretsky (7) .....    200,000(2)     11.6%     12.87    14.16(3)   2/9/07      1,161,800
Chief Financial Officer           50,000(8)      2.9%     13.37    14.71(6)  7/16/06        273,650

----------

(1) Based on the Black-Scholes option pricing model adapted for use in valuing employee stock options. Assumptions made for the named executives are for grants expiring on February 9, 2007: expected option term of six years; risk-free interest rate of 6.25%; annual dividend rate of zero; and annualized volatility of 38.2%. Assumptions for grants expiring on July 16, 2006 are; expected option term of six years; risk-free interest rate of 6.57%; annual dividend rate of zero; and annualized volatility of 31.5%.

(2) Options granted on February 9, 1997 for services rendered in fiscal year 1996. Options are exercisable after February 9, 1999.

(3) Exercise price is 110% of the closing price of the Company's Common Stock on February 7, 1997.

(4)   Ms. Crawford resigned effective December 31, 1996.

(5)   Options granted on July 16, 1996 which become exercisable after July
      16, 1998.

(6) Exercise price is 110% of the closing price of the Company's Common Stock on July 16, 1996.

(7)   Mr. Zubretsky joined the Company in July 1996.

(8) Options granted on July 16, 1996 which become exercisable as to half on July 16, 1997 and the remaining half on July 16, 1998.

      Shown in the table below, with respect to the President and Chief Executive Officer and the four other named executive officers shown in the Summary Compensation Table, are exercised and unexercised options to purchase shares of the Company's Common Stock granted in fiscal year 1996 and prior years pursuant to the Company's stock option plans.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996
                     AND 1996 FISCAL YEAR-END OPTION VALUES

                                                    Number of Shares
                          Shares                       Underlying              Value of Unexercised
                         Acquired                 Unexercised Options at     In-The-Money Options at
                            On       Value         December 31, 1996(1)      December 31, 1996($)(2)
                         Exercise  Realized($)  Exercisable  Unexercisable  Exercisable  Unexercisable

Norman C. Payson, M.D...     --        --        1,240,000      1,560,000     $521,000        --
President and Chief
Executive Officer

Sally W. Crawford (3)...     --        --           80,000        180,000        --           --
Former Chief Operating
Officer

Charles M. Schneider....     --        --          122,000        320,000       83,360        --
Executive Vice President
and Chief Operating
Officer

Francis G. Middleton, M.D.   --        --          140,000        180,000      337,800        --
President and Chief
Executive Officer,
Healthsource South
Carolina, Inc. and
President, Healthsource

South, Inc.

Joseph M. Zubretsky(4)..     --        --           --             50,000        --           --
Chief Financial Officer

----------

(1)   Does not include options granted in 1997 for services rendered in 1996.

(2) Based upon the closing share price of $13.125 for the Company's Common Stock on December 31, 1996. Does not include options granted in 1997 for services rendered in 1996.

(3)   Ms. Crawford resigned effective December 31, 1996.

(4)   Mr. Zubretsky joined the Company in July 1996.

Compensation of Directors

      Each director of the Company (except Drs. Payson and Middleton) currently receives a $25,000 annual director's fee plus $1,000 per meeting of the Company Board and $1,000 for each committee meeting attended. The Company also reimbursed the directors for their travel expenses and Drs. Schall, Cathcart and Bilbro for lost practice time in travel to meetings.

      Pursuant to the Company's 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan"), each non-employee director of the Company received, at no cost, options to purchase 45,000 shares of the Common Stock of the Company after the 1996 Annual Meeting of Shareholders. Each set of options granted under the 1996 Director Plan is exercisable for a period of ten (10) years and vests and becomes exercisable as to 15,000 shares on the date of each succeeding annual meeting during which the director continues to serve as such with the Company.

      The exercise price of options granted under the 1996 Director Plan was set at one hundred ten percent (110%) of the fair market value of the shares on the date of grant ($25.16) and no option granted thereunder may be exercised after the expiration of ten years from the date of grant. Vested options are exercisable provided that the option holder remains a director of the Company. In the event of the death, retirement or permanent and total disability of a director, such director may exercise vested options through the date of expiration of the option. In the event of termination of a director's service on the Company Board for other reasons, such director's options will terminate within 30 days of the date of termination of service and all then outstanding options that have been vested will be exercisable during such period. Pursuant to the CIGNA Merger Agreement, all options held by the Company's directors and executive officers (among others) will be converted to CIGNA options based on a formula set forth therein, at the effective time of the Merger.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

      Dr. Payson. In connection with the execution of the CIGNA Merger Agreement, CIGNA entered into a consulting agreement (the "Consulting Agreement") with Dr. Payson. The Consulting Agreement has a term of nine months, commencing on the date of the consummation of the Tender Offer. During the term, Dr. Payson will perform such services relating to the business of CIGNA as he and the President of CIGNA HealthCare mutually agree. The Consulting Agreement requires Dr. Payson to provide up to 120 hours of consulting services per month during the first six months of the term of the Consulting Agreement and up to 80 hours per month for the remainder of the term. For a nine month period following the consummation of the Tender Offer, Dr. Payson will be subject to a covenant not to compete against CIGNA or the Company or their respective subsidiaries. Dr. Payson has also agreed that during the term of the Consulting Agreement and for a period of one year following the termination of the Consulting Agreement, he will not (i) induce any employee of CIGNA, the Company or any of their respective affiliates to leave such employment or to accept any other employment or position, or (ii) assist any other person in hiring any such employee. Pursuant to the Consulting Agreement, Dr. Payson will receive $100,000 per month for the nine month term of the Consulting Agreement and is entitled to reimbursement of ordinary and appropriate business expenses. The Consulting Agreement further provides that Dr. Payson is entitled to welfare benefits generally available to senior executive officers of CIGNA and access to a corporate airplane, with the right to purchase such airplane at the book value thereof. Dr. Payson will also receive a cash payment of $25,000 to purchase office equipment as well as reimbursement of office and staffing expenses up to $200,000 per year. The Consulting Agreement further provides that, notwithstanding anything to the contrary, CIGNA will take all necessary action to cause any Company stock options held by Dr. Payson or his successors to remain freely exercisable until, and expire no earlier than, the tenth anniversary of the grant of such options without regard to the termination of the Consulting Agreement, termination of Dr. Payson's employment with the Company, Dr. Payson's death or disability or the cessation of Dr. Payson's services to CIGNA.

      Severance Agreements. The CIGNA Merger Agreement provides that the Company will enter into severance agreements with 29 of the Company's officers (the "Severance Agreements"), including the executive officers of the Company for which disclosure is provided herein, prior to the Merger. The Severance Agreements will provide that severance benefits will be paid to the officer if his or her employment is terminated by the officer for good reason or by the Company other than for cause, in either case within two years following the consummation of the Tender Offer. Dr. Payson will receive severance benefits upon the consummation of the Tender Offer since his employment with the Company will be terminated at such time. Severance benefits under the Severance Agreements will include a lump sum cash payment equal to the sum of the officer's current base salary plus maximum annual incentive bonus, multiplied by a factor of three for Dr. Payson, Mr. Schneider and Mr. Zubretsky and a factor of two for Mr. Chin and Dr. Salmon. Severance benefits also include the payment of a pro rata portion of the officer's target bonus for the current year, continuation of medical and welfare benefits for a number of years following termination of employment equal to the multiple described above, office and secretarial services for the same period of time, outplacement and financial planning services for one year following termination of employment, a cash payment reimbursing the officer for any liabilities in respect of any taxes or excise taxes in respect of Section 4999 of the Internal Revenue Code (the "Parachute Tax"), if applicable, and reimbursement of legal fees reasonably incurred by the officer in connection with enforcing his or her rights under a Severance Agreement or in respect of the Parachute Tax. Assuming that the following officers of the Company are terminated from employment immediately following the Merger, and assuming the Merger occurs on June 30, 1997, each such officer would be entitled to a lump sum cash payment (excluding from such amount any reimbursements in respect of the Parachute Tax, if any) equal to the following: Dr. Payson, $2,475,000; Mr. Schneider, $1,677,000; Mr. Zubretsky, $1,500,000; Dr. Middleton, $946,890; and Dr. Salmon, $643,750.

      Dr. Middleton. In January 1995, Dr. Middleton entered into a five year employment agreement with the Company pursuant to which he serves as President of Healthsource South, Inc., and more recently as President and Chief Executive Officer of Healthsource South Carolina, Inc., at a current annual salary (including stipend) of $350,700 and is also eligible to receive an annual performance bonus. Under this agreement, Dr. Middleton conducts development activities for the Company throughout the southern United States and manages the operations of the Company's South Carolina HMO. The employment agreement is terminable by the Company or Dr. Middleton without cause on 60 days' notice and provides for a severance benefit of $300,000 plus two months' base pay for each year completed under the agreement, up to a maximum of 12 months, in the event of termination without cause by the Company, or $500,000 plus two months' base pay for each year since 1991, up to a maximum of 12 months, in the event Dr. Middleton terminates his employment within 90 days following a change of control of the Company. Dr. Middleton is also eligible to receive stock options under the Company's employee stock option plans.

      Mr. Zubretsky. In June 1996, Mr. Zubretsky entered into an employment agreement with the Company under which he serves as the Chief Financial Officer of the Company, at a current annual salary of $375,000 and is eligible to receive a performance bonus. The agreement expires December 31, 1997, subject to annual renewal. If Mr. Zubretsky's employment is terminated by the Company without cause or if the Company does not renew the agreement, Mr. Zubretsky becomes entitled to continue to receive his base salary for a two year period, so long as he complies with noncompetition and nondisclosure provisions contained in the agreement. Further, if Mr. Zubretsky's employment is terminated by the Company (or by Mr. Zubretsky if his authority or status with the Company is reduced) within 180 days following a change in control of the Company, then Mr. Zubretsky becomes entitled to continue to receive his base salary for a three year period.

      Other Agreements. Mr. Schneider has a severance arrangement with the Company. Mr. Schneider's arrangement provides that if his employment is terminated by the Company without cause or by Mr. Schneider if, following a change in control of the Company, his duties or compensation are adversely altered, he becomes entitled to receive his base salary for a two year period. Mr. Chin has a severance arrangement with the Company pursuant to which Mr. Chin becomes entitled to receive six months of base salary if his employment is terminated for cause, and one year of base salary if his employment is terminated without cause. Dr. Salmon has a severance arrangement with the Company providing that if his employment is terminated by the Company with or without cause, or if his duties and responsibilities are materially altered, he becomes entitled to one year of salary continuation, plus an additional month of salary continuation for each year of employment with the Company, plus an amount equal to his eligible bonus.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee determines the compensation of executive officers and stock options to be granted to employees of the Company. Messrs. Bagan, Baron, Chandler and Leipold serve on the Compensation Committee. Mr. Chandler serves as President and Chief Executive Officer of Provident. Effective May 1, 1995, the Company purchased the assets of the group health, HMO and third party administration business of Provident for a purchase price of $131 million in cash and $100 million face amount of 6.25% cumulative preferred stock (the "Provident Transaction"). In conjunction with the Provident Transaction, the Company and Provident entered into agreements under which the Company provides certain administrative services to Provident's retained stop-loss business and Provident's disability products; the Company also agreed to obtain computer services from Provident's Chattanooga, Tennessee data processing center for the acquired Provident business for a minimum of two years. In September 1996, the Company and Provident settled for approximately $2.8 million certain claims and accounting issues arising out of the Provident Transaction and amended the stop-loss servicing agreement between them. In October 1996, the Company also purchased approximately 72 acres of land in Chattanooga from Provident for a purchase price of $2.8 million. Mr. Chandler joined the Company's Board of Directors pursuant to the Provident Transaction agreements after the completion of the Provident Transaction. On March 6, 1996, the Company redeemed the $100 million face amount of preferred stock issued in the Provident Transaction and the Company no longer has an obligation to nominate a Provident representative to the Company's Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 24, 1997, certain information as to those persons who were beneficial owners of more than 5% of the 63,860,017 shares of Common Stock issued and outstanding as of such date and as to the shares of Common Stock beneficially owned by each of the executive officers and by all the Company's executive officers and directors as a group.

                                                      Number of
                                                        Shares      Percentage
                                                     Beneficially    of Class
                Name of Beneficial Owner              Owned (1)     Outstanding
                ------------------------              ---------     -----------
Norman C. Payson, M.D.
 President and Chief Executive Officer
 Two College Park Drive
 Hooksett, NH  03106..................................  6,012,760      9.2

Franklin Resources, Inc.
 777 Mariners Island Blvd.
 San Mateo, CA  94403-7777(2).........................  6,838,466      10.7

Massachusetts Financial Services Company
 500 Boylston Street
 Boston, MA  02116-3741(4)............................  7,609,466      11.9

Southeastern Asset Management, Inc.
 6075 Poplar Avenue, Suite 900
 Memphis, TN  38119(4)................................  3,350,900      5.3

Charles M. Schneider..................................    152,000       *

Joseph M. Zubretsky...................................         --       *

Francis G. Middleton, M.D.............................    271,000       *

Robert Chin...........................................     36,000       *

Richard B. Salmon, M.D., Ph.D.........................    107,000       *

All Executive Officers and Directors as a Group (14     7,919,737      11.9
persons) (5)

----------

*     Less than 1%.

(1) The listed figures include options exercisable within 60 days to purchase 1,680,000, 152,000, 160,000, 36,000, 80,000 and 2,515,000,
      shares held by Dr. Payson, Mr. Schneider, Dr. Middleton, Mr. Chin, Dr.

      Salmon, and all directors and executive officers as a group, respectively.

(2) Franklin Resources, Inc. ("FRI") is considered a "beneficial owner" of the Company's Common Stock through its ownership of all of the outstanding capital stock of Templeton Global Advisors Limited, Templeton Management Limited, Templeton Investment Management Limited and Franklin Advisers, Inc., registered investment advisers. The Company is advised, FRI, its principal shareholders and each advisory subsidiary disclaim any economic or beneficial ownership in any of the Company securities.

(3) Massachusetts Financial Services Company ("MFS"), a registered investment advisor, is considered the "beneficial owner" of the Company's Common Stock. As sponsor of various mutual fund entities, the Company is advised that 4,397,110 (6.9%) shares and 3,051,930 (4.8%) shares of Company Common Stock are held by MFS Series Trust II -MFS Emerging Growth Fund and other non-reporting entities, respectively.

(4) Southeastern Asset Management, Inc. ("Southeastern"), a registered investment advisor and its Chairman of the Board, in the event he could be deemed to be a controlling person of Southeastern, advise the Company that all of the Company Common Stock reported herein are owned by Southeastern's investment advisory clients and none are owned directly or indirectly by Southeastern or its Chairman as to which both parties disclaim any beneficial ownership in any of the Company's securities.

(5) Includes 145,629 shares owned by spouses and minor children of directors and executive officers and shares held or owned by custodians for the benefit of such minors, officers or directors, as to which beneficial ownership may be disclaimed.

      In connection with the CIGNA Merger Agreement, CIGNA entered into a Tender Agreement and Irrevocable Proxy (the "Shareholder Agreement") with Norman C. Payson, M.D., the Company's President and Chief Executive Officer and a member of the Company Board, with respect to the 4,332,760 shares of the Company's Common Stock owned by Dr. Payson. Pursuant to the Shareholder Agreement, Dr. Payson has agreed to tender all shares owned by him in the Tender Offer and CIGNA has agreed to accept for payment and pay for such shares subject to the terms and conditions of the Tender Offer. Pursuant to the Shareholder Agreement, Dr. Payson has also granted to CIGNA an irrevocable proxy to vote his shares in connection with any meeting of the Company's shareholders, or in connection with any written consent of the Company's shareholders, (i) in favor of the Merger, the execution and delivery by the Company of the CIGNA Merger Agreement and the approval and adoption of the Merger and the terms thereof and each of the other actions contemplated by the CIGNA Merger Agreement and the Shareholder Agreement and any actions required in furtherance thereof; (ii) against any action or agreement that would impede, interfere with, or prevent the Tender Offer or the Merger; and (iii) except as otherwise agreed to in writing in advance by CIGNA, against the following actions (other than the Tender Offer, the Merger and the transactions contemplated by the CIGNA Merger Agreement and the Shareholder Agreement): (I) any extraordinary corporate transaction, such as a merger, consolidation or other business combination involving the Company or any of its subsidiaries; (II) any sale, lease or transfer of a material amount of the assets or business of the Company or its subsidiaries, or any reorganization, restructuring, recapitalization, special dividend, dissolution, liquidation or winding up of the Company or its subsidiaries; and (III) any change in the present capitalization of the Company including any proposal to sell any material equity interest in the Company or any amendment of the Articles of Incorporation of the Company. Such irrevocable proxy shall terminate on the termination of the Shareholder Agreement.

      During the term of the Shareholder Agreement, Dr. Payson has agreed that he will not (i) transfer to any person any or all of his shares (except to CIGNA pursuant to the Tender Offer; or (ii) except for the proxy granted to CIGNA, grant any proxies or powers of attorney, deposit any of his shares into a voting trust or enter into a voting agreement, understanding or arrangement with respect to such shares. The Shareholder Agreement does permit Dr. Payson to transfer his shares to any family member, certain entities owned by or formed for the benefit of Dr. Payson or his family members, and certain of his successors, provided, that in the case of any such transfer, the transferee executes an agreement to be bound by the terms of the Shareholder Agreement, or terms substantially identical thereto.

      Until the termination of the Shareholder Agreement, Dr. Payson has agreed to comply with the provisions in the CIGNA Merger Agreement prohibiting the Company from initiating, soliciting, or encouraging, directly or indirectly, any inquiries or the making of a proposal regarding an alternative transaction, engaging in negotiations or discussions with or furnishing any information with respect to any alternative transaction, or entering into any agreement with respect to or approving an alternative transaction, except for taking action in connection with certain unsolicited offers in pursuance of the Board's fiduciary duties.

      The Shareholder Agreement, and all rights and obligations of the parties thereunder, terminates upon the earlier of (a) the date upon which CIGNA shall have purchased and paid for all of Dr. Payson's shares in accordance with the Tender Offer and (b) the date on which the CIGNA Merger Agreement is terminated. See Item 1, "Business - Recent Developments Announced CIGNA Merger Agreement" for additional information regarding the Tender Offer.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Dr. Leipold. In May 1995, the Company made a 7-year term loan in the principal amount of $1,547,910 to Garrison Medical Professional Association ("Garrison"), the group with which Dr. Leipold practices medicine and is a shareholder. The loan currently bears interest at a rate of 7.25% which is adjustable on each anniversary of the loan to a rate one percent below the reported prime rate of interest. The loan is secured by certain real estate and accounts receivable of Garrison. The maximum principal amount of the loan outstanding at any time during 1996 was $1,471,442. As of December 31, 1996, $1,353,416 in principal amount remained outstanding under the loan.

      Mr. Schneider. In June 1996, the Company loaned $400,000 to Mr. Schneider to temporarily cover the cost of relocating from Chattanooga, Tennessee to Company headquarters in Hooksett, New Hampshire. The loan bears interest at 6% per annum and remained outstanding at December 31, 1996.

      Mr. Chandler/Provident Transaction. Mr. Chandler serves as President and Chief Executive Officer of Provident. For a description of certain transactions between the Company and Provident, see Item 11, "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

      Participating Physician Agreements. Each physician director of the Company, other than Drs. Payson, Bagan and Middleton, provided medical services as a participating physician to one of the Company`s HMOs during 1996. Each such director's participating physician agreement conformed with the standard agreements for all participating physicians in the respective HMOs.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Documents Filed as Part of This Report.

(1) Financial Statements. The following financial statements are filed herewith and appear in Item 8:

      Independent Auditors Report

      Consolidated balance sheets as of December 31, 1996 and 1995

      Consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994

      Consolidated statements of cash flows for the years ended December 31, 1996, 1995 and 1994

      Consolidated statements of changes in shareholders' equity for the years ended December 31, 1996, 1995 and 1994

      Notes to consolidated financial statements

(2)   Financial Statement Schedules. Not applicable.

(3) Exhibits. Pursuant to Rule 12b-32 and General Instruction G, the following Exhibits are required to be filed with this Report under Item 14 and are incorporated by reference from the reference source cited in the Exhibit Index below, are filed herewith, or are not applicable.

 Reg. S-K
 Item 601                                              Source or Consecutive
Exhibit No.                Document                     Page of this Report
-----------                --------                     -------------------

(2)        Plan of Acquisition

           2.1   Agreement and Plan of Merger       Exhibit 2 to Schedule
                 dated as of February 27, 1997      14D-9 dated March 6, 1997
                 among Healthsource, Inc., CIGNA
                 Corporation and CHC Acquisition
                 Corp.

           2.2   Confidentiality Agreement dated    Exhibit 1 to Schedule
                 January 31, 1997 between           14D-9 dated March 6, 1997
                 Healthsource, Inc. and CIGNA
                 Corporation

(3)        Articles of Incorporation and By-Laws

           3.1   Articles of Incorporation of       Exhibit 3.1 to Form 10-K
                 Healthsource, Inc., as amended     for the Fiscal Year Ended
                                                    December 31, 1994 filed on
                                                    March 19, 1995

           3.2   Articles of Amendment to the       Exhibit 4.1 to Form 8-K
                 Articles of Incorporation of       dated June 14, 1995
                 Healthsource, Inc. designating
                 the rights of the Class A
                 Cumulative Preferred Stock

           3.3   Articles of Amendment to the       Filed herewith
                 Articles of Incorporation of
                 Healthsource, Inc. increasing
                 the authorized Common Stock to
                 800,000,000 shares

           3.4   By-Laws of Healthsource, Inc.,     Exhibit 3.2 to Amendment
                 as amended                         No. 2 to Form S-4
                                                    Registration Statement No.
                                                    33-56446 dated February
                                                    19, 1993

(4)        Instruments Defining the Rights of
           Security Holders

 Reg. S-K
 Item 601                                              Source or Consecutive
Exhibit No.                Document                     Page of this Report
-----------                --------                     -------------------

           4.1   Indenture dated as of March 6,     Exhibit 4.1 to Form S-3
                 1996 by and between                Registration Statement No.
                 Healthsource, Inc. and The Bank    333-5223 dated June 4, 1996
                 of New York, as Trustee, and
                 the form of First Supplemental
                 Indenture dated as of June 3,
                 1996

           4.2   Note Resale Registration Rights    Exhibit 4.2 to Form S-3
                 Agreement dated as of March 6,     Registration Statement No.
                 1996 by and between                333-5223 dated June 4, 1996
                 Healthsource, Inc. and Bear,
                 Stearns & Co., Inc. for itself
                 and on behalf of the Initial
                 Purchasers

           4.3   Rights Agreement dated as of       Exhibit 1 to Form 8-A
                 July 29, 1996 between              Registration Statement
                 Healthsource, Inc. and The Bank    dated August 2, 1996
                 of New York, as Rights Agent

(10)       Material Contracts

           10.1  Indemnity Agreement (form)         Exhibit 10.7 to Form S-1
                 dated September 11, 1989           Registration Statement No.
                 between Healthsource, Inc. and     33-31165 dated September
                 each of its directors and          20, 1989
                 executive officers
                 (compensatory contract)

           10.2  Healthsource, Inc. 1991            Exhibit 10.21 to Form 10-K
                 Non-Qualified Stock Option Plan    for the Fiscal Year Ended
                 (compensatory plan)                December 31, 1990 filed on
                                                    March 28, 1991

           10.3  Healthsource, Inc. 1992            Exhibit 10.2 to Form 10-Q
                 Director Stock Option Plan         for the Quarter Ended June
                 (compensatory plan)                30, 1992 filed on August
                                                    12, 1992

           10.4  Healthsource, Inc. 1994 Stock      Exhibit to Proxy Statement
                 Option Plan (compensatory plan)    for the Annual Meeting of
                                                    Shareholders held on May
                                                    11, 1994 filed on April 11,
                                                    1994

 Reg. S-K
 Item 601                                              Source or Consecutive
Exhibit No.                Document                     Page of this Report
-----------                --------                     -------------------

           10.5  Employment Agreement dated as      Exhibit 8 to Schedule
                 of July 30, 1993 between           14D-9 dated March 6, 1997
                 Healthsource, Inc. and Robert
                 Chin (compensatory contract)

           10.6  Employment Agreement dated as      Exhibit 10 to Schedule
                 of June 25, 1996 between           14D-9 dated March 6, 1997
                 Healthsource, Inc. and Joseph
                 M. Zubretsky (compensatory
                 contract)

           10.7  Employment Agreement dated as      Exhibit 11 to Schedule
                 of July 19, 1996 between           14D-9 dated March 6, 1997
                 Healthsource, Inc. and Charles
                 M. Schneider (compensatory
                 contract)

           10.8  Employment Agreement dated as      Exhibit 12 to Schedule
                 of February 14, 1997 between       14D-9 dated March 6, 1997
                 Healthsource, Inc. and Richard
                 B. Salmon, M.D., Ph.D.
                 (compensatory contract)

           10.9  Employment Agreement dated as      Exhibit 10.7 to Form 10-K
                 of January 1, 1995 between         for the Fiscal Year Ended
                 Healthsource, Inc. and Francis     December 31, 1994 dated
                 G. Middleton, M.D.                 March 17, 1995
                 (compensatory contract)

           10.10 Healthsource, Inc. Deferred        Exhibit 13 to Schedule
                 Compensation Plan for Selected     14D-9 dated March 6, 1997
                 Employees

           10.11 Formation Agreement dated July     Exhibit 10 to Form 8-K
                 28, 1993 between Healthsource,     dated July 30, 1993
                 Inc. and St. Vincent Infirmary
                 Medical Center

 Reg. S-K
 Item 601                                              Source or Consecutive
Exhibit No.                Document                     Page of this Report
-----------                --------                     -------------------

           10.12 Asset and Stock Purchase           Exhibit 2.1 to Form 10-K
                 Agreement dated as of December     for the Fiscal Year Ended
                 20, 1994 among Provident Life      December 31, 1994 dated
                 and Accident Insurance Company     March 17, 1995
                 of America, Provident Life
                 Capital Corporation, Provident
                 Life and Accident Insurance
                 Company, Provident Life and
                 Casualty Insurance Company,
                 Provident Health Care Plans,
                 Inc. and Healthsource, Inc.

           10.13 Third Closing Amendment to         Exhibit 10.1 to Form 8-K
                 Asset and Stock Purchase           dated June 14, 1995
                 Agreement dated May 31, 1995
                 among Provident Life and
                 Accident Insurance Company of
                 America, et al. and
                 Healthsource, Inc.

           10.14 Non-Competition Agreement dated    Exhibit 10.3 to Form 8-K
                 May 31, 1995 between               dated June 14, 1995
                 Healthsource, Inc. and Provident
                 Life and Accident Insurance
                 Company of America

           10.15 Lease dated as of May 1, 1995      Exhibit 10.4 to Form 8-K
                 between Provident Life and         dated June 14, 1995
                 Accident Insurance Company and
                 Healthsource Provident
                 Administrators, Inc. relating to
                 a certain property located at
                 One Fountain Square,
                 Chattanooga, Tennessee

(11)       Computation of Per Share Earnings        Filed herewith

(12)       Computation of Historical Financial      Filed herewith
           Ratios

(13)       Annual Report to Security Holders

           13.1  Healthsource, Inc. 1996 Annual     Filed herewith
                 Report

(21)       Subsidiaries of Healthsource, Inc.       Filed herewith

(23)       Consents of Experts and Counsel

 Reg. S-K
 Item 601                                              Source or Consecutive
Exhibit No.                Document                     Page of this Report
-----------                --------                     -------------------

           23.1  Consent of Deloitte & Touche       Filed herewith
                 LLP

(27)       Financial Data Schedule                  Filed herewith

(b)        Reports on Form 8-K.

      The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 1996 and subsequently.

      (i) On March 4, 1997 Healthsource filed a Form 8-K reporting the signing of a definitive agreement with CIGNA Corporation providing for the acquisition of Healthsource by CIGNA through a cash tender offer for all outstanding shares of Healthsource common stock for $21.75 per share, to be followed by a statutory merger which will cash-out all remaining shares, other than shares held by dissenters, at the same cash price.

      (ii) On January 10, 1997 Healthsource filed a Form 8-K reporting the closing on January 6, 1997 of its previously-announced agreement to acquire the remaining 85% interest in ChubbHealth, Inc., an HMO joint venture with Chubb Life Insurance Company of America located in Metropolitan New York City, for $25.3 million in cash.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1997          HEALTHSOURCE, INC.


                               By: /s/ Norman C. Payson, M.D.
                                   ----------------------------------------
                                            Norman C. Payson, M.D.
                                    President and Chief Executive Officer
                                        (Principal Executive Officer)


                               By: /s/ Joseph M. Zubretsky
                                   ----------------------------------------
                                             Joseph M. Zubretsky
                                           Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the dates indicated.

             Signature                         Title                 Date
             ---------                         -----                 ----


/s/ Merwyn Bagan, M.D.
-----------------------------------  Chairman of the Board of  March 28, 1997
         Merwyn Bagan, M.D.          Directors


/s/ Paul D. Baron, M.D.
-----------------------------------  Director                  March 22, 1997
        Paul D. Baron, M.D.


/s/ Robert A. Leipold, M.D.
-----------------------------------  Director                  March 21, 1997
    Robert A. Leipold, M.D.

/s/ Francis G. Middleton, M.D.
-----------------------------------  Director                  March 28, 1997
     Francis G. Middleton, M.D.


/s/ Robert H. Bilbro, M.D.
-----------------------------------  Director                  March 21, 1997
       Robert H. Bilbro, M.D.


/s/ Norman C. Payson, M.D.
-----------------------------------  President, Chief          March 28, 1997
       Norman C. Payson, M.D.        Executive Officer and
                                     Director

/s/ Daniel F. Eubank, M.D.
-----------------------------------  Director                  March 23, 1997
       Daniel F. Eubank, M.D.


/s/ David W. Schall, M.D.
-----------------------------------  Director                  March 21, 1997
       David W. Schall, M.D.


/s/ Robert S. Cathcart III, M.D.
-----------------------------------  Director                  March 21, 1997
    Robert S. Cathcart III, M.D.


/s/ J. Harold Chandler
-----------------------------------  Director                  March 28, 1997
         J. Harold Chandler

                                  EXHIBIT INDEX

    Reg. S-K
    Item 601                                                                          Source or Consecutive
   Exhibit No.                            Document                                     Page of this Report
   -----------                            --------                                     -------------------
(2)                 Plan of Acquisition

                    2.1     Agreement and Plan of Merger dated as            Exhibit 2 to Schedule 14D-9
                            of Exhibit 2 to Schedule 14D-9 dated             dated March 6, 1997
                            February 27, 1997 among Healthsource, Inc.,
                            March 6, 1997 CIGNA Corporation and CHC
                            Acquisition Corp.

                    2.2     Confidentiality Agreement dated January 31,      Exhibit 1 to Schedule 14D-9 dated
                            1997 between Healthsource, Inc. and CIGNA        March 6, 1997
                            Corporation

(3)                 Articles of Incorporation and By-Laws

                    3.1     Articles of Incorporation of Healthsource,       Exhibit 3.1 to Form 10-K for the
                            Inc., as amended                                 Fiscal Year Ended December 31, 1994
                                                                             filed on March 19, 1995

                    3.2     Articles of Amendment to the Articles of         Exhibit 4.1 to Form 8-K dated June 14,
                            Incorporation of Healthsource, Inc.              1995
                            designating the rights of the Class A
                            Cumulative Preferred Stock

                    3.3     Articles of Amendment to the Articles of         Filed herewith
                            Incorporation of Healthsource, Inc.
                            increasing the authorized Common Stock to
                            800,000,000 shares

                    3.4     By-Laws of Healthsource, Inc., as amended        Exhibit 3.2 to Amendment No. 2 to Form
                                                                             S-4 Registration Statement No.
                                                                             33-56446 dated February 19, 1993

(4)                 Instruments Defining the Rights of Security Holders

    Reg. S-K
    Item 601                                                                          Source or Consecutive
   Exhibit No.                            Document                                     Page of this Report
   -----------                            --------                                     -------------------
                  4.1     Indenture dated as of March 6, 1996 by and        Exhibit 4.1 to Form S-3 Registration
                          between Healthsource, Inc. and The Bank of New    Statement No. 333-05223 dated June 4,
                          York, as Trustee, and the form of First           1996
                          Supplemental Indenture dated as of June 3, 1996

                  4.2     Note Resale Registration Rights Agreement dated   Exhibit 4.2 to Form S-3 Registration
                          as of March 6, 1996 by and between                Statement No. 333-05223 dated June 4,
                          Healthsource, Inc. and Bear, Stearns & Co.,       1996
                          Inc. for itself and on behalf of the Initial
                          Purchasers

                  4.3     Rights Agreement dated as of July 29, 1996        Exhibit 1 to Form 8-A Registration
                          between Healthsource, Inc. and The Bank of New    Statement dated August 2, 1996
                          York, as Rights Agent

(10)              Material Contracts

                  10.1     Indemnity Agreement (form) dated September 11,   Exhibit 10.7 to Form S-1 Registration
                           1989 between Healthsource, Inc. and each of      Statement No. 33-31165 dated September
                           its directors and executive officers             20, 1989
                           (compensatory contract)

                  10.2    Healthsource, Inc. 1991 Non-Qualified Stock       Exhibit 10.21 to Form 10-K for the
                          Option Plan (compensatory plan)                   Fiscal Year Ended December 31, 1990
                                                                            filed on March 28, 1991

                  10.3    Healthsource, Inc. 1992 Director Stock Option     Exhibit 10.2 to Form 10-Q for the
                          Plan (compensatory plan)                          Quarter Ended June 30, 1992 filed on
                                                                            August 12, 1992

                  10.4    Healthsource, Inc. 1994 Stock Option Plan         Exhibit to Proxy Statement for the
                          (compensatory plan)                               Annual Meeting of Shareholders held on
                                                                            May 11, 1994 filed on April 11, 1994

    Reg. S-K
    Item 601                                                                          Source or Consecutive
   Exhibit No.                            Document                                     Page of this Report
   -----------                            --------                                     -------------------
                  10.5    Employment Agreement dated as of July 30, 1993    Exhibit 8 to Schedule 14D-9 dated March
                          between Healthsource, Inc. and Robert Chin        6, 1997
                          (compensatory contract)

                  10.6    Employment Agreement dated as of June 25, 1996    Exhibit 10 to Schedule 14D-9 dated
                          between Healthsource, Inc. and Joseph M.          March 6, 1997
                          Zubretsky (compensatory contract)

                  10.7    Employment Agreement dated as of July 19, 1996    Exhibit 11 to Schedule 14D-9 dated
                          between Healthsource, Inc. and Charles M.         March 6, 1997
                          Schneider (compensatory contract)

                  10.8    Employment Agreement dated as of February 14,     Exhibit 12 to Schedule 14D-9 dated
                          1997 between Healthsource, Inc. and Richard B.    March 6, 1997
                          Salmon, M.D., Ph.D. (compensatory contract)

                  10.9    Employment Agreement dated as of January 1,       Exhibit 10.7 to Form 10-K for the
                          1995 between Healthsource, Inc. and Francis G.    Fiscal Year Ended December 31, 1994
                          Middleton, M.D. (compensatory contract)           dated March 17, 1995

                  10.10   Healthsource, Inc. Deferred Compensation Plan     Exhibit 13 to Schedule 14D-9 dated
                          for Selected Employees                            March 6, 1997

                  10.11   Formation Agreement dated July 28, 1993 between   Exhibit 10 to Form 8-K dated July 30,
                          Healthsource, Inc. and St. Vincent Infirmary      1993
                          Medical Center

    Reg. S-K
    Item 601                                                                          Source or Consecutive
   Exhibit No.                            Document                                     Page of this Report
   -----------                            --------                                     -------------------
                  10.12   Asset and Stock Purchase Agreement dated as of    Exhibit 2.1 to Form 10-K for the Fiscal
                          December 20, 1994 among Provident Life and        Year Ended December 31, 1994 dated
                          Accident Insurance Company of America,            March 17, 1995
                          Provident Life Capital Corporation, Provident
                          Life and Accident Insurance Company, Provident
                          Life and Casualty Insurance Company, Provident
                          Health Care Plans, Inc. and Healthsource, Inc.

                  10.13   Third Closing Amendment to Asset and              Exhibit 10.1 to Form 8-K dated June 14,
                          Stock Purchase Agreement dated May 31, 1995       1995
                          among Provident Life and Accident Insurance
                          Company of America, et al. and Healthsource,
                          Inc.

                  10.14   Non-Competition Agreement dated May 31, 1995      Exhibit 10.3 to Form 8-K dated June 14,
                          between Healthsource, Inc. and Provident Life     1995
                          and Accident Insurance Company of America

                  10.15   Lease dated as of May 1, 1995 between Provident   Exhibit 10.4 to Form 8-K dated June 14,
                          Life and Accident Insurance Company and           1995
                          Healthsource Provident Administrators, Inc.
                          relating to a certain property located at One
                          Fountain Square, Chattanooga, Tennessee

(11)              Computation of Per Share Earnings                         Filed herewith

(12)              Computation of Historical Financial Ratios                Filed herewith

(13)              Annual Report to Security Holders

                  13.1    Healthsource, Inc. 1996 Annual Report             Filed herewith

(21)              Subsidiaries of Healthsource, Inc.                        Filed herewith

(23)              Consents of Experts and Counsel

    Reg. S-K
    Item 601                                                                          Source or Consecutive
   Exhibit No.                            Document                                     Page of this Report
   -----------                            --------                                     -------------------
                   23.1     Consent of Deloitte & Touche LLP                                 Filed herewith

(27)               Financial Data Schedule                                                   Filed herewith
