Form 10-Q
period 1997-03-31
HEALTHSOURCE INC
filed 1997-05-14
CIK 855587

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to




Commission File No.    1-11538
                   --------------


                               HEALTHSOURCE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        New Hampshire                                       02-0387748
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

 Two College Park Drive, Hooksett, NH                          03106
---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (603) 268-7000
                                                   ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

     At May 5, 1997, 64,006,371 shares of $.10 par value common stock of the Registrant were outstanding.

                               HEALTHSOURCE, INC.

                                      INDEX


                                                                     Page Number
                                                                     -----------


Part I. Financial Information
-----------------------------


     Item 1.  Financial Statements
              --------------------

     Condensed Consolidated Balance Sheets as of
      March 31, 1997 and December 31, 1996                                 3

     Condensed Consolidated Statements of Operations
      for the Three Months Ended March 31, 1997 and 1996                   4

     Condensed Consolidated Statements of Cash Flows
      for the Three Months Ended March 31, 1997 and 1996                   5

     Notes to Condensed Consolidated Financial Statements                  6

     Item 2.  Management's Discussion and Analysis of
              ---------------------------------------
                  Financial Condition and Results of Operations         7 - 10
                  ---------------------------------------------



Part II.  Other Information
--------  -----------------


     Item 1.  Legal Proceedings
              -----------------
                  Not Applicable

     Item 2.  Changes in Securities
              ---------------------
                  Not Applicable

     Item 3.  Defaults Upon Senior Securities
              -------------------------------
                  Not Applicable

     Item 4.  Submission of Matters to a Vote of
              ----------------------------------
                  Security Holders
                  ----------------
                  Not Applicable

     Item 5.  Other Information                                        11 - 13
              -----------------

     Item 6.  Exhibits and Reports on Form 8-K                            13
              --------------------------------


Signatures                                                                14

HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------
                                                        March 31,       December 31,
                                                          1997              1996
                                                        ---------       ------------
                                                      (unaudited)
                                                              (in thousands)
ASSETS

Current assets:
   Cash and cash equivalents  . . . . . . . .         $  120,304        $  125,017
   Marketable securities  . . . . . . . . . .             27,823            25,135
   Premiums and administrative fees
     receivable . . . . . . . . . . . . . . .             75,915            55,984
   Self-insured claims payments receivable  .             44,193            52,237
   Restricted investments . . . . . . . . . .            122,097           108,136
   Other current assets . . . . . . . . . . .             58,731            62,361
                                                      ----------        ----------

         Total current assets . . . . . . . . .          449,063           428,870

Long-term assets:
   Long-term marketable securities  . . . . .            110,198           110,049
   Property and leasehold improvements - net             126,003           130,795
   Restricted investments . . . . . . . . . .              9,886            11,072
   Intangible assets - net  . . . . . . . . .            337,958           301,704
   Other assets . . . . . . . . . . . . . . .             20,029            24,410
                                                      ----------        ----------

         TOTAL                                        $1,053,137        $1,006,900
                                                      ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Medical claims payable . . . . . . . . . .         $  199,371        $  175,481
   Accounts payable and accrued expenses  . .            148,500           137,639
   Estimated liability under retrospective
     refund agreements  . . . . . . . . . . .             33,141            33,463
   Deferred revenue . . . . . . . . . . . . .             22,479            16,158
   Other current liabilities  . . . . . . . .              1,508             2,423
                                                      ----------        ----------

       Total current liabilities  . . . . . .            404,999           365,164

Long-term liabilities:
   Revolving note payable . . . . . . . . . .                  -                 -
   Convertible subordinated notes . . . . . .            247,250           247,250
   Other liabilities  . . . . . . . . . . . .              8,385             9,061
                                                      ----------        ----------

         Total liabilities  . . . . . . . . . .          660,634           621,475
                                                      ----------        ----------

Shareholders' equity:
   Common stock . . . . . . . . . . . . . . .              6,389             6,380
   Additional paid-in capital . . . . . . . .            226,132           224,778
   Retained earnings  . . . . . . . . . . . .            161,455           154,479
   Unrealized gain (loss) on
     marketable securities  . . . . . . . . .             (1,473)             (212)
                                                      ----------        ----------

      Total shareholders' equity . . . . . .             392,503           385,425
                                                      ----------        ----------

      TOTAL                                           $1,053,137        $1,006,900
                                                      ==========        ==========


            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                  March 31,
                                                          --------------------------
                                                            1997             1996
                                                          ---------        ---------
                                                                  (unaudited)
                                                                 (in thousands,
                                                            except per share data)
Revenue:

     HMO medical premiums . . . . . . . . . . . . .       $ 371,042        $ 290,755
     Other insured medical premiums . . . . . . . .          47,497           68,112
     Administrative and managed care fees . . . . .          58,222           60,225
                                                          ---------        ---------

         Total operating revenue  . . . . . . . . .         476,761          419,092
                                                          ---------        ---------

Expenses:

     Cost of HMO medical premiums . . . . . . . . .         305,830          227,855
     Cost of other insured medical premiums . . . .          37,312           57,706
     Selling, general and administrative:
       HMO and fully insured  . . . . . . . . . . .          64,171           56,963
       Admin. and managed care services . . . . . .          48,376           47,963
                                                          ---------        ---------
         Total selling, general and administrative.         112,547          104,926

     Other charges  . . . . . . . . . . . . . . . .             550                -
     Depreciation and amortization  . . . . . . . .          11,312            8,709
                                                          ---------        ---------

         Total operating expenses . . . . . . . . .         467,551          399,196
                                                          ---------        ---------

         Operating income . . . . . . . . . . . . .           9,210           19,896

Interest and other income . . . . . . . . . . . . .           5,483            6,461
Interest expense  . . . . . . . . . . . . . . . . .          (3,166)          (2,373)
                                                          ---------        ---------

         Interest and other income, net . . . . . .           2,317            4,088
                                                          ---------        ---------

Income before provision for income taxes  . . . . .          11,527           23,984
Income tax provision  . . . . . . . . . . . . . . .          (4,551)          (8,422)
                                                          ---------        ---------

Net income  . . . . . . . . . . . . . . . . . . . .       $   6,976        $  15,562
                                                          =========        =========

Preferred stock dividends . . . . . . . . . . . . .               -           (1,128)
                                                          ---------        ---------

Net income
  available to common shareholders  . . . . . . . .       $   6,976        $  14,434
                                                          =========        =========

Net income per common share:  . . . . . . . . . . .       $    0.11        $    0.22

Weighted average number of common and common
  equivalent shares outstanding:  . . . . . . . . .          64,266           65,953








            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                      Three Months Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                    1997               1996
                                                                  --------           ---------
                                                                          (unaudited)
                                                                         (in thousands)
Cash flows from operating activities:
     Net income ........................................          $  6,976           $  15,562
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization .................            11,312               8,709
     Changes in assets and liabilities,
       net of effects of acquisitions:
         Premiums and administrative fees receivable ...           (18,209)              5,345
         Other current assets ..........................            12,265              (8,904)
         Medical claims payable ........................            16,782               6,346
         Accounts payable and accrued expenses .........            (7,512)              8,161
         Deferred revenue ..............................             4,850               4,359
                                                                  --------           ---------
           Net cash provided by operating activities ...            26,464              39,578
                                                                  --------           ---------

Cash flows from investing activities:
     Investment in affiliates/intangible assets, net
       of cash acquired ................................           (31,191)            (46,879)
     (Increase) decrease in marketable securities ......             2,317             (26,631)
     Additions to property and leasehold improvements ..             1,662             (13,715)
     (Increase) decrease in other assets and
       restricted investments ..........................            (4,425)             (2,908)
                                                                  --------           ---------
           Net cash used for investing activities ......           (31,637)            (90,133)
                                                                  --------           ---------

Cash flows from financing activities:
     Issuance of convertible subordinated notes ........                 -             247,250
     Redemption of preferred stock .....................                 -            (100,000)
     Net borrowings (repayment) under revolving
       note payable ....................................                 -             (85,000)
     Issuance of common stock ..........................             1,136                 813
     Preferred stock dividends .........................                 -              (1,128)
Increase (decrease) in other liabilities ...............              (676)               (694)
                                                                  --------           ---------
           Net cash provided by financing activities ...               460              61,241
                                                                  --------           ---------

Increase (decrease) in cash and cash equivalents .......            (4,713)             10,686
Cash and cash equivalents, beginning of period .........           125,017             121,467
                                                                  --------           ---------
Cash and cash equivalents, end of period ...............          $120,304           $ 132,153
                                                                  ========           =========

Supplemental disclosure of cash flow information:
     Income taxes paid .................................          $    445           $   2,312
     Interest paid .....................................          $  6,257               1,856

Supplemental disclosure of non-cash transactions:








            See notes to condensed consolidated financial statements

HEALTHSOURCE, INC. AND SUBSIDIARIES
-----------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements of Healthsource, Inc. (the Company) for the year ended December 31, 1996, included in the Company's Annual Report on Form 10K for the year ended December 31, 1996. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

     In February 1997, the Company signed an agreement of merger with CIGNA Corporation providing for the acquisition of the Company at a cash price of $21.75 per share, subject to regulatory and other approvals and conditions.

     The results of operations for the three month period are not necessarily indicative of the results of operations to be expected for the full year.

2.   SUMMARY OF SIGNIFICANT INCOME STATEMENT POLICIES

     Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   COMMITMENTS AND CONTINGENCIES

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

4.   OTHER CHARGES

     Other charges include $1.9 million in costs associated with the CIGNA transaction offset by a $1.3 million reduction in the Company's restructuring reserve to reflect the Company's current business plans for certain subsidiaries.

                               HEALTHSOURCE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
-------

The Company has experienced substantial growth since its formation in New Hampshire in 1985. Revenue growth has been accomplished through increasing membership and medical premiums per member and administrative and managed care fees from self-insured employers and through acquisitions. The Company has made acquisitions of health maintenance organization ("HMO") companies resulting in wholly-owned subsidiaries in South Carolina, Tennessee, Maine, Indiana, North Carolina, Syracuse, New York, Massachusetts, and the metropolitan New York City and Northern New Jersey areas. The Company has formed strategic alliances with hospitals and organized HMOs in Arkansas, Georgia, north central Texas, and southwestern Ohio and has formed additional new HMOs in Connecticut and Louisville, Kentucky. The Company also has indemnity and third-party administration businesses which are principally associated with its Healthsource Provident subsidiary.

The Company has experienced an increase in average premium yield during the first three months of 1997 of 1.6% as compared to the same period in 1996 for the same health plans in 1996. The 1.6% average yield increase is also net of a significant change in the mix of members from various health plans which on a mix-adjusted basis would result in a higher average premium yield increase. Although continuing to experience strong resistance to premium increases by employers and intense price competition from payors, including new entrants, the Company believes premium pricing conditions are better in 1997 than the prior year and the Company has generally increased premium yield on its 1997 renewal business whenever practicable. The Company's medical loss ratio, and ultimately its profitability, will depend upon its ability to control healthcare and administrative costs commensurate with the premium pricing environment. The Company can make no assurances that it will be able to increase premium levels at a faster rate than healthcare costs increase.

Acquisition Developments
------------------------

In February 1997, the Company signed an agreement of merger with CIGNA Corporation providing for the acquisition of the Company at a cash price of $21.75 per share, subject to regulatory and other approvals and conditions. In January 1997, the Company completed its previously announced agreement with Chubb Life Insurance Company of America to acquire the remaining 85% interest in ChubbHealth, a 68,000 member HMO operating in the metropolitan New York/New Jersey market.

Recent Reduction in Profitability; Enrollment Levels; Review of Operations
--------------------------------------------------------------------------

The Company's profitability in 1997 is dramatically lower than the similar period in 1996, as a result of the continuing deterioration in healthcare costs and despite a modest increase in premium pricing. The Company has sought increases in 1997 premium pricing which has contributed to its reduced enrollment growth rates and sought to strategically exit from certain employer accounts which contributed to its enrollment level as of January 1, 1997 at certain plans being lower than 1996 levels. The Company is also attempting to improve its medical loss ratio through initiatives to reduce inappropriate or excessive healthcare costs. Such initiatives (which may include lower payment levels to providers, new contracting methodologies, and steerage of members more aggressively to more efficient providers, and other measures) may cause the Company's relationship with healthcare providers to be strained in certain markets. In some markets, however, the Company may have to increase payment levels to providers over 1996 levels. No assurance can be given that healthcare costs will not continue to increase to even more unacceptable levels.

The following table shows membership for the Company's affiliated health plans as of March 31, 1997 and 1996:

                                                       3/31/97            3/31/96
                                                       -------            -------
HMOs
  Northern Region:
    New Hampshire .........................            134,900            127,100
    Massachusetts .........................             75,500             81,100
    Indiana ...............................             31,600             69,000
    Maine .................................             70,500             66,800
    New York City .........................             33,400             32,500
    New York (Syracuse) ...................             17,300             21,900
    New Jersey ............................             37,000              8,300
    Kentucky ..............................             13,700             12,400
    Ohio ..................................              2,500                800
    Connecticut ...........................              2,200                  -
                                                     ---------          ---------
           Sub-total ......................            418,600            419,900
                                                     ---------          ---------
 Southern Region:
    North Carolina ........................            224,300            175,400
    South Carolina ........................            137,900            150,200
    Tennessee .............................             94,900             68,500
    Arkansas ..............................             32,600             34,300
    Georgia ...............................             27,500             10,800
    Texas .................................             13,600              5,300
                                                     ---------          ---------
           Sub-total ......................            530,800            444,500
                                                     ---------          ---------
           Total HMO ......................            949,400            864,400
                                                     ---------          ---------
MANAGED INDEMNITY (INSURED) ...............             40,600             64,600

SELF AND PARTIALLY INSURED MEDICAL PRODUCTS
-------------------------------------------
  Point of Service ........................            179,100            210,900
  Workers' Compensation ...................             89,100            122,000
  Other Managed
    Care/Administration ...................          1,848,300          2,187,600
                                                     ---------          ---------
         Total Self-Insured ...............          2,116,500          2,520,500
         ------------------                          ---------          ---------
TOTAL ADMINISTERED MEDICAL ................          3,106,500          3,449,500
--------------------------                           ---------          ---------
DENTAL PRODUCTS
---------------
  Fully Insured ...........................            314,900            314,100
  Self Insured ............................          2,268,500          2,170,800
                                                     ---------          ---------
TOTAL ADMINISTERED DENTAL .................          2,583,400          2,484,900
-------------------------                            ---------          ---------


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

Revenue increased 14% to $477 million from $419 million. This increase was largely the result of a 28% increase in HMO medical premium revenue to $371 million from $291 million. The change in HMO medical premium revenue was attributable to: (1) the combined effect of a 11% increase in average membership and a 1.6% increase in average medical premium yield to $127 per member per month (pmpm) from $125 pmpm at Healthsource New Hampshire (HSNH), Healthsource Tennessee (HSTN), Healthsource Indiana (HSIN), Healthsource South Carolina
(HSSC), Healthsource Maine (HSME), Healthsource North Carolina (HSNC), Healthsource Arkansas (HSAR), Healthsource Georgia (HSGA), Healthsource New York
(HSNY), Healthsource Kentucky (HSKY), Healthsource North Texas (HSNTX), and Healthsource Ohio (HSOH) (collectively "Existing Plans"); (2) a $44 million increase due to the acquisitions of Healthsource CMHC ("HSCMHC") and Healthsource Metro New York (HSMNY); and (3) the commencement of operations of Healthsource Texas (HSTX) and Healthsource Connecticut (HSCT).

Other insured medical premium decreased 30% to $47 million from $68 million as a result of both lapses and a conscious effort to reduce or convert the Company's non-HMO insured book of business.

Cost of HMO medical premiums (health care costs) increased 34% to $306 million from $228 million. This increase was due to: (1) the combined effect of the 11% increase in average membership with a 6.4% increase in the average cost of medical premiums to $105 pmpm from $99 pmpm at Existing Plans; (2) a $38 million increase due to the acquisitions of HSCMHC and HSMNY; and (3) the commencement of operations at HSTX and HSCT. This 6.4% increase in costs resulted principally from higher pharmaceutical and diagnostic costs and certain pricing adjustments to non-capitated provider contract pricing.

The cost of HMO medical premiums as a percent of HMO medical premiums (the "medical loss ratio") increased to 82.4% from 78.4% primarily because the 1.6% increase in average medical premium yield was less than the 6.4% increase in average cost of medical premiums at Existing Plans. The divergence between premium pricing and health care costs was primarily responsible for the Company's significant reduction in profitability. Failure to achieve further increases in premium yield at a rate equal to that of healthcare cost increases will increase the Company's medical loss ratio and reduce net income.

The cost of other insured medical premiums decreased to $37 million from $58 million as a result of a decrease in the fully-insured managed indemnity products and minimum premium and retrospectively rated premium products and generally better loss experience on existing accounts.

Total selling, general and administrative (SG&A) expenses increased to $113 million from $105 million due to acquisitions and the development of existing operations and new businesses. As a percent of total operating revenue, SG&A expenses decreased to 23.6% from 25% as a result of a number of factors including change in mix of business where SG&A levels as a percentage of revenue are far lower in fully-insured business than self-insured business where revenue does not include health care expenses, a reduction in workforce in 1996 and other cost containment measures.

SG&A expenses related to HMO, fully-insured medical business and corporate administration increased 13% to $64 million from $57 million. This increase resulted primarily from the SG&A expense associated with the acquisition of HSCMHC and HSMNY, the membership increases at existing HMOs, the commencement of operations at HSTX and HSCT, development expenses at start-up HMOs and other business development activities. SG&A expenses related to administration and managed care fees remained level at $48 million.

Other charges include $1.9 million in costs associated with the CIGNA transaction offset by a $1.3 million reduction in the Company's restructuring reserve to reflect the Company's current business plans for certain subsidiaries.

Depreciation and amortization expense increased 30% to $11.3 million from $8.7 million primarily due to the amortization expense associated with HSCMHC and HSMNY and depreciation associated with 1996 capital purchases.

Interest expense increased 33% to $3.2 from $2.4 million as a result of the convertible subordinated notes issued in March 1996.

Liquidity and Capital Resources
-------------------------------

At March 31, 1997, cash, cash equivalents and marketable securities totaled approximately $258 million, of which the majority were held by regulated operating companies and, except for permissible dividends, were largely restricted to use in those companies.

During the first three months of 1997, the Company generated $26 million of cash from operations and invested approximately $2 million in additional facilities and information technology.

The Company has a $200 million unsecured revolving credit agreement with Chase Manhattan Bank, N.A. as agent ("Chase Facility"). At March 31, 1997, the Company had no amount outstanding. Due to certain covenants taking effect in March 1998, the effective availability of the Chase Facility is approximately $100 million.

The principal and interest on the Notes is by their terms subordinated in right of payment to principal and interest on substantially all existing and future debt (including debt under the Chase Facility) incurred by the Company ("Senior Debt"). As of March 31, 1997 the Company had no Senior Debt. As of such date, the Company's subsidiaries had aggregate liabilities of appoximately $377 million, to which the Notes are also structurally subordinated.

In January 1997, the Company completed the acquisition of the 85% interest in ChubbHealth, Inc. which it did not already own in exchange for a cash payment of $25.3 million. The Company may be required to contribute an additional $6 million to ChubbHealth under the terms of the agreement. The Company funded the purchase with cash from operations.

The Company believes that its existing cash balances and cash flow generated by its wholly-owned plans coupled with the amounts available for borrowing under the Chase Facility are adequate to fund its existing operations and commitments.

Effects of Inflation
--------------------

Medical premiums and the costs of medical premiums (healthcare costs) generally increase at higher rates than the overall rates of inflation in the economy. Accordingly, the Company must use appropriate utilization management techniques and provider contracting methodologies to counteract inflationary trends in healthcare costs and, given the current period of difficult premium pricing, any failure to adequately control healthcare costs can substantially increase the Company's medical loss ratio and decrease the Company's net income.

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

CONTROL AND PREDICTABILITY OF HEALTH CARE COSTS. The Company's profitability depends in large part on predicting and maintaining effective control of the healthcare costs of its HMOs. The future profitability of the Company's HMOs is dependent upon controlling future healthcare costs in part through appropriate benefit design, utilization control and negotiation of favorable provider contracts, including global capitation arrangements with hospitals which generally link healthcare costs for assigned members to the premiums received for such members. The Company may be unable to predict accurately or to control health care costs because of many factors, including the inherent unpredictability of rates of utilization of services in any given period and the volatility of such use particularly in quarterly periods; major epidemics; undetected increases in costs of units of services (in some cases implemented by providers without prior notice); changes in risk profile of a rapidly increasing membership due to pre-existing medical conditions, changing demographics and other factors; and increased utilization driven by changes in physician practice patterns and new techniques (e.g., use of bone marrow transplants for an increasing number of diagnostic categories)and by consumer demand for new drugs. There can be no assurance that the Company will be successful in predicting or mitigating the effect of any of these factors nor that its global capitation agreements will be able to effectively buffer these factors or costs for assigned members, especially since the Company expects that certain provider disputes will require it to pay higher than anticipated costs for health care services in 1997 and beyond.

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

ACCOUNTING; MIS; NETWORK DISRUPTION ISSUES. Reserves for incurred but not reported claims ("IBNR") are a large component of the Company's medical claims payable reserve and are based upon an estimation of future claims using traditional actuarial techniques heavily influenced by historical claims experience; rapid growth and changing risk profiles could render the Company's IBNR estimates inaccurate and there can be no assurance as to the ultimate accuracy of such estimates or that subsequent adjustments will not cause fluctuations in the Company's operating results. The ability to predict IBNR, control costs in general and to manage increasingly complicated global capitation arrangements depends upon the use of sophisticated customized MIS systems; there can be no assurance that such systems can be developed quickly enough to effectively manage the increasing complexity of the Company's contractual arrangements nor that facility or equipment problems will not disrupt the Company's ability to effectively provide such MIS support. The increasing complexity of contractual arrangements and adverse experience in periods of modest premium increases and increasing healthcare costs, create the potential for disagreements with major hospital providers over the reimbursement under such contracts, which disagreements (if not resolved) could disrupt relations with affiliated hospital or physician providers, could potentially affect the perception of the Company's plans in the affected markets and has resulted in the Company's election to invest in certain of these long-term arrangements to smooth the affiliated providers' transition to global risk.

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

IMPACT OF HEALTHCARE REFORM. Many federal and state proposals have been made in the past to reform the healthcare system. Federal legislation covering minimum maternity stay and enhanced mental health benefits has been recently passed. The Company anticipates that federal and state legislatures will continue to assess alternative healthcare systems and payment methodologies as well as other mandated coverages, capitation limits, underwriting constraints and other measures that could affect the Company's business. The Company is unable to predict which, if any, of these healthcare reform proposals may be adopted. While the Company does not believe it would be materially adversely impacted by most of the recent or proposed reforms, certain proposals could have such an impact; for example the imposition of a single-payor system in any state could potentially eliminate the Company's business in that state. See "Business Governmental Regulation" in the Company's Form 10-K.

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

VOLATILITY OF THE COMPANY'S STOCK. The existence of the CIGNA Merger Agreement largely controls the trading price of the Company's Common Stock and Notes. In the absence of the CIGNA Merger Agreement, the price of the Company's Common Stock would likely decrease and, thereafter, the market price for the Company's stock might be affected by investor perception of the Company, by general economic and market conditions, by fluctuations in quarterly earnings, by general trends in the healthcare market, by adverse news coverage of the HMO industry and by regulatory developments especially at the federal level.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)    Exhibits

            11.  Statement re: Computation of Net Income Per Share

            27.  Financial Data Schedule

     (b)    Reports on Form 8-K

            The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1997:

               (i) Report on Form 8-K dated January 9, 1997 reporting the acquisition of the remaining interest in ChubbHealth, Inc.

               (ii) Report on Form 8-K dated March 4, 1997 reporting the execution of the Merger Agreement dated February 27, 1997 with CIGNA Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEALTHSOURCE, INC.



Dated: May 13, 1997                     By
                                          ----------------------------------
                                          Norman C. Payson, M.D.
                                          President and
                                          Chief Executive Officer



                                        By
                                          ----------------------------------
                                          Joseph M. Zubretsky
                                          Chief Financial Officer/Principal
                                          Accounting Officer